Form 10-Q
period 1996-06-30
STARCRAFT CORP /IN/
filed 1996-08-13
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the quarter ended June 30, 1996

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission file number: 0-22048


                              STARCRAFT CORPORATION
             (Exact name of registrant as specified in its charter)

                 Indiana                                       35-1817634
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

                              Post Office Box 1903
                               2703 College Avenue
                              Goshen, Indiana 46526
                (Address of principal executive offices/zip code)

Registrant's telephone number, including area code: 219/533-1105


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  |X|                         No  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 2, 1996 - 4,133,600 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                             June 30, 1996
Form 10-Q



                                    - INDEX -



PART I.           FINANCIAL INFORMATION                                 PAGE

Item 1.    Financial Statements

           Balance Sheets - June 30, 1996 (Unaudited)                    1
           and October 1, 1995 (Audited)

           Statements of Operations (Unaudited) for the 13 weeks         2
           ended June 30, 1996 and July 2, 1995, and the 39 weeks ended June 30, 1996 and July 2, 1995

           Statements of Cash Flows (Unaudited) for the 39 weeks         3
           ended June 30, 1996 and July 2, 1995

           Notes to Financial Statements                               4-5


Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations            6-10


PART II.          OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K                       11


SIGNATURES                                                               12

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION
BALANCE SHEETS                                           June 30,     October 1
                                                          1996          1995
                                                       ----------    -----------
ASSETS                                                   (Dollars in Thousands)
Current Assets
     Cash and cash equivalents ......................   $   932         $ 1,255
     Trade receivables, less allowance for
         doubtful accounts of $57,000 ...............     9,588           6,045
     Manufacturers' rebates receivable ..............       898           1,389
     Recoverable income tax .........................       792             175
     Inventories ....................................    10,516          11,713
     Other ..........................................       382             493
                                                        -------         -------
         Total current assets .......................    23,108          21,070
Property and Equipment, at cost
     Land, buildings, and improvements ..............     6,021           5,702
     Machinery and equipment ........................     4,337           3,871
                                                        -------         -------
                                                         10,358           9,573
     Less accumulated depreciation ..................     2,540           1,898
                                                        -------         -------
                                                          7,818           7,675

Goodwill, at amortized cost .........................     5,197           5,365
Other assets ........................................       246             278
                                                        -------         -------
                                                        $36,369         $34,388
                                                        =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term debt ...........   $   480         $   610
     Accounts payable, trade ........................     7,461           6,383
     Accrued expenses:
         Warranty ...................................     1,533           1,785
         Compensation and related expenses ..........       708           1,143
         Property taxes .............................     1,042             929
         Other ......................................     1,588           1,527
                                                        -------         -------
              Total current liabilities .............    12,812          12,377

Long Term Debt, less current maturities .............     3,000             323

Shareholders' Equity
     Preferred stock, no par value;
         2,000,000 shares authorized
         -0- shares issued ..........................        --              --
     Common Stock, no par value;
         10,000,000 shares authorized
         4,133,600 shares issued in 1996 and
         4,171,600 issued in 1995 ...................    14,011          14,104
     Additional paid-in capital .....................     1,008           1,008
     Retained Earnings ..............................     5,538           6,576
                                                        -------         -------
         Total shareholders' equity .................    20,557          21,688
                                                        -------         -------
                                                        $36,369         $34,388
                                                        =======         =======

PART I            FINANCIAL INFORMATION

STARCRAFT CORPORATION
STATEMENTS OF OPERATIONS

                                                   June 30, 1996         July 2, 1995            June 30, 1996      July 2, 1995
                                                    (13 Weeks)           (13 Weeks)                 (39 Weeks)        (39 Weeks)
                                                    ------------         ------------               ----------        ----------
                                                                     (Dollars in Thousands, except Share Data)
Net Sales
     Domestic     ..........................     $      23,507         $      25,033            $       54,051     $      69,469
     Export       ..........................             8,000                    5,940                 16,177            18,821
                                                     ---------             ---------                 ---------         ---------
                                                        31,507                30,973                    70,228            88,290

Cost of Goods Sold .........................            25,231                  24,500                  60,697            72,269
                                                     ---------             ---------                 ---------         ---------
     Gross profit ..........................             6,276                 6,473                     9,531            16,021

Operating Expenses
     Selling and promotion .................             2,103                 2,503                     5,986             7,000
     General and administrative ............             1,824                    1,638                  5,011             4,722
                                                     ---------             ---------                 ---------         ---------
                                                         3,927                    4,141                 10,997            11,722
                                                     ---------             ---------                 ---------         ---------
         Operating income (loss) ...........             2,349                 2,332                    (1,466)            4,299

Non-operating (Expense) Income
     Interest, net .........................               (81)                  (96)                     (242)             (196)
     Other income, net .....................                45                    54                       134               159
                                                     ---------             ---------                 ---------         ---------
                                                           (36)                  (42)                     (108)              (37)

         Income (loss)
            before income taxes                          2,313                 2,290                    (1,574)            4,262

Income Taxes (Credit ) .....................               899                   888                      (617)            1,660
                                                     ---------             ---------                 ---------         ---------

     NET INCOME (LOSS) .....................     $       1,414         $       1,402            $         (957)    $       2,602
                                                     =========             =========                 =========         =========

     EARNINGS (LOSS) PER
       COMMON AND COMMON
       EQUIVALENT SHARE ....................     $        0.34          $       0.33            $        (0.23)    $        0.61
                                                     =========             =========                 =========         =========

Average Number of Common
   and Common Equivalent
   Shares Outstanding.......................         4,134,400             4,271,600                 4,146,400         4,271,600
                                                     =========             =========                 =========         =========

PART I            FINANCIAL INFORMATION

STARCRAFT CORPORATION
STATEMENTS OF CASH FLOWS

                             June 30, 1996             July 2, 1995
                                                                (39 Weeks)               (39 Weeks)
                                                            --------------            -------------
                                                                      (Dollars in Thousands)
Cash Flows From Operating Activities
     Net income (loss) ................................     $        (957)          $          2,602
     Adjustments to reconcile net income
        (loss) to net cash provided by
        operating activities:
         Depreciation & amortization ..................               862                        636
         Change in assets and liabilities:
              Decrease (increase) in:
                  Receivables .........................            (3,669)                    (2,512)
                  Inventories .........................             1,197                       (444)
                  Other ...............................               111                         (6)
              Increase (decrease) in:
                  Accounts payable ....................             1,078                      (1928)
                  Accrued expenses ....................              (513)                      (441)
                                                            --------------          -----------------
         Net cash (used in) operating activities ......            (1,891)                    (2,093)

Cash Flows from Investing Activities
     Purchase of property and equipment ...............              (785)                    (1,449)
     Purchase of assets of
       Imperial Industries, Inc........................                                       (1,220)
     Other ............................................               (22)                        (4)
                                                            --------------          -----------------
         Net cash (used in)
            investing activities ......................              (807)                    (2,673)

Cash Flows From Financing Activities
     Borrowings on revolving
        credit agreement ..............................             7,800                      5,300
     Repayments of revolving
        credit agreement ..............................            (4,800)                    (3,500)
     Repurchase of Common Stock .......................              (172)
     Borrowings (payments)
        on long-term debt .............................              (453)                       804
                                                            --------------          ----------------
         Net cash provided by financing activities ....             2,375                      2,604

Decrease in Cash and Cash Equivalents .................              (323)                    (2,162)

     Cash and cash equivalents,
        beginning of period............................             1,255                      2,919
                                                            -------------           ----------------
     Cash and cash equivalents,
        end of period .................................     $         932           $            757
                                                            =============           ================

NOTES TO FINANCIAL STATEMENTS

STARCRAFT CORPORATION

June 30, 1996

- - --------------------------------------------------------------------------------


Note 1.           Basis of Presentation

                  The accompanying unaudited financial statements of Starcraft Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Reference is made to the Company's audited financial statements set forth in its annual report on Form 10-K for its fiscal year ended October 1, 1995.

                  In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the 13 weeks and 39 weeks ended June 30, 1996, and the 13 weeks and 39 weeks ended July 2, 1995. The results of operations for the 13 weeks and 39 weeks ended June 30, 1996 are not necessarily indicative of the results which may be expected for the year ending September 29, 1996.

Note 2.           Inventories

                  The composition of inventories is as follows (dollars in thousands):

                                    June 30, 1996               October 1, 1995
                                    -------------               ---------------
                  Raw Materials        $ 6,272                     $ 6,808
                  Work in Process        2,100                       2,340
                  Finished Goods         2,144                       2,565
                                       -------                     -------
                                       $10,516                     $11,713
                                       =======                     =======

STARCRAFT CORPORATION

- - --------------------------------------------------------------------------------


Note 3.           Pledges, Assets and Long-Term Debt

                  The Company has a bank line of credit, last amended effective January 31, 1996, totaling $15.0 million of which $3.0 million and $0 million was outstanding at June 30, 1996 and October 1, 1995, respectively. Borrowings under this line of credit bear interest at the prime rate of the lending bank or, at the Company's option, LIBOR plus 1.25%, and are unsecured. This facility expires in January 1998 and is subject to various covenants as defined in the agreement, all of which were complied with at June 30, 1996.


Note 4.           Consignment Arrangements

                  The Company obtains vehicle chassis for modification from major vehicle manufacturers ("OEMs") under the consignment and restricted sale agreements. These agreements generally provide that (I) the Company may not obtain certificates of origin or other evidence of ownership of chassis, (ii) modifications must conform to standards specified by the OEMs, and (iii) modifications typically are performed only after a sale has been negotiated with an OEM approved dealer. The Company generally ships converted chassis only after dealer acceptance has been approved by the OEM. The OEMs bill the dealer and provide warranty for the chassis.

                  The agreements are secured by various credit arrangements with the OEMs. The OEMs may require the Company to purchase chassis in the event that the restricted sales agreements are terminated. The Company has not been required to purchase any chassis during the periods covered by the accompanying financial statements. The Company pays the OEMs a nominal carrying charge for the first 90 days, after which the carrying charges accelerate to approximate market interest rates. Throughout the consignment period, the Company is subject to the risk of decline in value of the consigned chassis.

                  Consistent with the practice in its industry, the Company accounts for chassis as consignment inventory. Accordingly, the Company records chassis inventory and related obligations only in the event they are required to purchase chassis from the OEM. Provisions for decline in chassis value are recognized when, in management's estimation, such provisions are necessary. Provisions for decline in chassis value, chassis inventory, and chassis sales are not material in the accompanying financial statements.

                  At June 30, 1996, the Company had possession of chassis in the aggregate amount of $41.2 million of which $8.9 million was over 90 days.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STARCRAFT CORPORATION

================================================================================

                              RESULTS OF OPERATIONS
                 Comparison of the 13 weeks ended June 30, 1996
                       to the 13 weeks ended July 2, 1995

- - --------------------------------------------------------------------------------


Net Sales                      Net sales  increased 1.7% in the third quarter of
                               1996 to $31.5  million  compared to $31.0 million
                               in the third  quarter of 1995.  The net  increase
                               consisted  of a $2.1  million  increase in export
                               sales  offset  by  a  $1.6  million   decline  in
                               domestic sales.

                               The availability of General Motors redesigned full-size van chassis improved in the third quarter of 1996, but still lagged prior year levels. Full-size van unit sales in 1996 were 18.6% lower than in 1995. The Company's average sales conversion per unit was $7,400 in the third quarter of 1996 compared to $7,100 in 1995, reflective of increased international business which carries a higher average conversion value.

                               Total market sales of domestic vans declined 2.4%
                               in  the  1996   quarter   as   reported   by  the
                               Recreational Vehicle Industry Association.

                               International sales units increased 29.3%, primarily due to minivan chassis becoming more readily available from General Motors and a decrease in sales backlog of Japanese orders.

Gross Profit                   For the  third  quarter  of  1996,  gross  profit
                               decreased  3.0% to  $6.3  million  (19.9%  of net
                               sales) from $6.5 million (20.9% of net sales) for
                               the third quarter of 1995. The Company's labor as
                               a  percent  of  sales  increased  in 1996  due to
                               increased   production   of   1997   model   year
                               prototypes  and  continued  start-up  of the  new
                               Texas facility.

                               Selling and Selling and promotion costs for the third quarter of 1996 decreased 16.0% to $2.1 Promotion million (6.7% of net sales) from $2.5 million (8.1% of net sales) for the 13 weeks ended July 2, 1995. The decrease is due to reduced promotion expense as year-to-date sales lag prior year levels.

General and                    General  and  administrative   expense  increased
Administrative                 11.4% to $1.8 million (5.8% of net sales) for the
                               third quarter of 1996 from $1.6 million (5.3% of net sales) for the 13 weeks ended July 2, 1995.
                               The new  Texas  manufacturing  facility  incurred
                               $286,000 in general administrative expenses in the quarter.

ITEM 2.                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                               CONDITION AND RESULTS OF OPERATIONS   (continued)

STARCRAFT CORPORATION

- - --------------------------------------------------------------------------------


Income Taxes                   For the third quarter of 1996,  income taxes were
                               recorded at an effective tax rate of 38.9%, which approximates the 38.8% income tax rate for the 1995 third quarter.

Earnings                       Earnings per share increased to a $0.34 profit on
Per Share                      4,134,400  average common shares  outstanding for
                               the 1996 third quarter, from a $0.33 profit on 4,271,600 average common shares outstanding for the third quarter of 1995.

ITEM 2.                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                               CONDITION AND RESULTS OF OPERATIONS   (continued)

STARCRAFT CORPORATION

================================================================================

                        RESULTS OF OPERATIONS (continued)
                 Comparison of the 39 weeks ended June 30, 1996
                       to the 39 weeks ended July 2, 1995

- - --------------------------------------------------------------------------------


Net Sales                      Net sales  decreased  20.5% to $70.2  million for
                               the nine  months  ended June 30,  1996 from $88.3
                               million  for the same  period  in  1995.  General
                               Motors' production issues on minivans, restricted
                               availability  on  the  General  Motors  new  1996
                               full-size van and the General Motors labor strike restricted the availability of chassis resulting in a 20.7% decline in domestic van unit sales.

                               These  chassis   restrictions   also   negatively
                               impacted international sales which declined 14.1% in the nine month 1996 period.

Gross Profit                   For the nine months ended June 1996, gross profit
                               decreased  40.5% to $9.5  million  (13.6%  of net
                               sales)  from $16.0  million  (18.2% of net sales)
                               for  the  same  period  in  1995.   Gross  profit
                               declined due to the impact of fixed overhead on the lower sales volume and increased labor from the Texas facility start-up.

                               Selling and Selling and promotion costs for the nine months ended June 1996 decreased Promotion 14.5% to $6.0 million (8.5% of net sales) from $7.0 million (7.9% of net sales) for the 1995 period. The decrease is attributed primarily to reduced salesmen commission expense on the lower sales volumes.

General and                    General and administrative expense increased 6.1%
Administrative                 to $5.0 million  (7.1% of net sales) for the nine
                               months ended June 1996 from $4.7 million (5.4% of net sales) for the 1995 period. The increase is primarily attributable to $877,000 of expenses incurred by the new Texas manufacturing facility, offset by personnel reductions.

Income Taxes                   Income  taxes   (credit)   were  recorded  at  an
                               effective   tax   rate   of   39.2%   for   1996,
                               approximating the 39.0% rate for the 1995 period.

Earnings                       Earnings  per share  decreased to a $0.23 loss on
Per Share                      4,146,400 common shares out-standing for the nine
                               months ended June 1996 from a $0.61 income on 4,271,600 common shares outstanding for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

- - --------------------------------------------------------------------------------


The Company has financed its operations in the first nine months of 1996 primarily through bank borrowings.

The Company maintains a bank line of credit with a total credit of $15.0 million. Borrowings under the bank line bear interest at the prime rate of the lending bank, or at the Company's option, LIBOR plus 1.25%. Borrowings at June 30, 1996 and October 1, 1995 were $3.0 million and $0, respectively. The bank line, which was most recently amended effective January 31, 1996, expires in January 1998 and is subject to various covenants, all of which were complied with at June 30, 1996.

In addition to the bank line, the Company has entered into restricted sale agreements with Ford Motor Credit Company, General Motors Acceptance Corporation and Chrysler Financial Corporation pursuant to which the Company obtains van chassis for 90 days at nominal interest rates. If the Company fails to match a chassis with a dealer order within 90 days of delivery of the chassis to the Company, the interest under the restricted sale agreements increases to prime rate plus 1%.

Trade receivables increased $3.5 million to $9.6 million at June 30, 1996 from October 1, 1995 levels due to the increase in international shipments. International accounts receivable average a 45 day collection time and are significant in the Company's third quarter. At June 30, 1996, international accounts receivable were $3.2 million versus $0.9 million at October 1, 1995. Manufacturers' rebate receivable declined due to reduced domestic sales.

Inventories decreased to $10.5 million at June 30, 1996 compared to $11.7 million at October 1, 1995. The decrease is attributable to concentrated efforts in reducing raw material levels.

The Company incurred $127,000 in property and equipment expenditures for the 13 weeks ended June 30, 1996 and $785,000 for the 39 weeks ended June 30, 1996, primarily for miscellaneous plant improvements.

The Company believes that funds available from its bank line, and the continued use of financing arrangements to manage its chassis inventory along with continued improved cash flow from operations in the fourth quarter of 1996 will be sufficient to satisfy the Company's working capital needs and to fund its expansion.

Seasonality and Trends

The Company's business tends to be seasonal, with stronger sales during June through July. This seasonality may be influenced by a number of factors, including atypical weather for any sales region, OEM programs, and the change in the chassis supplier model year. The change in the chassis supplier model year is typically during the first week of September.

- - --------------------------------------------------------------------------------


During the third quarter of 1996, industry conversions increased .3% as estimated by the Recreational Vehicle Industry Association while van conversions decreased 2.4%. The Company anticipates that the domestic market for conversion vans will continue to remain soft at least through the remainder of the fiscal year and that restricted availability of sports utility vehicles from the OEMs will continue. In addition, the availability of General Motors full-size vans will remain restricted through the end of the fiscal year as the redesigned GMT 600 van continues production start-up. Restricted availability of General Motors' 1996 minivan adversely impacted the Company's international sales in the first nine months of 1996.

Approximately seventy percent (70%) of the Company's domestic sales have historically been on General Motors chassis. Therefore, the recent General Motors chassis availability issues have had a more adverse impact on the Company than the general conversion industry. For the nine months ended June 30, 1996, 75.8% of the Company's unit sales were on General Motors' chassis.

The Company has announced plans for a new special production of the GMC Jimmy Timberline edition conversions. This program was a result of a coordinated design effort between the General Motors Jimmy Brand Management and Starcraft Engineering and Marketing teams. The Company estimates that the production commitment of 1,000 units is likely to have a $5 million impact on 1997 model year sales.

The Company's retail dealers had approximately 5,500 units on hand in late June 1996 compared to 3,300 in 1995. Increase in inventory levels are attributable to additional dealers from the new Texas operation and improved General Motors chassis availability in 1996 compared to 1995.

The Company's sales backlog was 1,248 units at June 1996 compared to 1,681 units at June 1995. This decrease is reflective of the decline in domestic sales.

The foregoing discussion contains forward-looking statements regarding chassis availability and sales that may result from the GMC Jimmy project. Actual results may vary materially from these projections due to important factors. In the case of chassis availability, such factors include GMC's allocations of resources and business and labor considerations affecting its chassis production and the rapidity with which it makes the GMT 600 available, as well as its and other OEMs' decisions respecting allocations of chassis to van converters generally and Starcraft in particular. The impact of the Jimmy project on net sales will depend on the pricing of such products, consumer and dealer receptivity and the production and marketing factors affecting introduction of the new model.

PART II.  OTHER INFORMATION

          Item 6.      Exhibits and Reports on Form 8-K

                       (a)   The following are filed as exhibits to this report.

                   Exhibit No.

                   3   Starcraft Corporation Code of Bylaws

                   11  Computation of Earnings (Loss) per share.

                   27  Financial Data Schedule

                       (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                STARCRAFT CORPORATION
                                                            (Registrant)



August 12, 1996                         By:     /s/      Kelly L. Rose
                                                --------------------------------
                                                Kelly L. Rose
                                                Chairman of the Board and
                                                Chief Executive Officer




                                        By:     /s/      Michael H. Schoeffler
                                                --------------------------------
                                                Michael H. Schoeffler
                                                Senior Vice President - Finance