Form 10-K
period 1996-09-30
STARCRAFT CORP /IN/
filed 1996-12-30
CIK 906473

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20547


                                    FORM 10-K


(Mark One)

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 29, 1996

                                       or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from _____________ to _____________


Commission File number:    0-22048



                              STARCRAFT CORPORATION
             (Exact name of Registrant as specified in its charter)


                   Indiana                              35-1817634
         (State or other Jurisdiction                 (I.R.S. Employer
         of Incorporation or Organization)           Identification No.)

P.O. Box 1903, 2703 College Avenue, Goshen, Indiana           46526
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number including area code:  (219) 533-1105

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    YES X     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the issuer's voting stock held by non-affiliates, as of December 27, 1996, was $14,415,100.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of December 27, 1996, was 4,118,600 shares.


                            Exhibit Index on Page ___

                               Page 1 of ___ Pages

                              STARCRAFT CORPORATION
                                    FORM 10-K
                                      INDEX

                                     PART I

Item 1.           Business
Item 2.           Properties
Item 3.           Legal Proceedings
Item 4.           Submission of Matters to a Vote of Security
                  Holders


                                     PART II

Item 5.           Market for Registrant's Common Equity and
                  Related Stockholder Matters
Item 6.           Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 8.           Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 10.          Directors and Executive Officers of the
                  Registrant
Item 11.          Executive Compensation
Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management
Item 13.          Certain Relationships and Related Transactions

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K

SIGNATURES

                                     PART I

Item 1. BUSINESS.

Overview

         The Company is a leading second-stage manufacturer of custom van, sport utility vehicle ("SUV") and pickup truck conversions. Starcraft has historically specialized in upscale custom vehicles. With the addition of the Imperial Group ("Imperial")in 1994, the Company offers a full range of conversion vehicles at every consumer price point. The Company believes it is one of the five largest van conversion manufacturers in the U.S. The Company sells its products to an extensive network of approximately 1,000 authorized automotive dealers throughout the continental U.S. and overseas. The Company believes the Starcraft name has a long-standing reputation in the vehicle conversion industry for high quality.

         Starcraft traces its history to 1903 when Star Tank Company was founded in Goshen, Indiana as a maker of metal farm equipment. Over the course of the century the Company's predecessor became a leading manufacturer of aluminum boats and recreational vehicles and, in the late 1970's, led the automotive conversion industry by producing luxury van conversions for middle and upper income consumers. In 1987, the predecessor's management completed a leveraged buyout and, in 1988, sold the boat manufacturing business. The resulting entity was highly leveraged and eventually sought protection from creditors in a bankruptcy reorganization proceeding in late 1990. On January 18, 1991, the Company purchased the assets of the automotive and recreational vehicle divisions (except for Canadian operations) from Starcraft Van Conversions Corporation and its affiliates, as debtors-in-possession (the "Predecessor"), with bankruptcy court approval. The Company simultaneously sold the RV division to a third party. In July 1994, the Company's wholly owned subsidiary, Imperial Automotive Group, Inc. acquired substantially all of the assets of Imperial Industries, Inc. In December 1995, the Company expanded its manufacturing capabilities with a new plant in McGregor, Texas, operated by Starcraft Southwest, Inc., a wholly owned subsidiary.

         The Company was incorporated in Indiana in 1990 to acquire the assets of the Predecessor. Its executive offices are located at 2703 College Avenue, Goshen, Indiana, 46526; telephone (219)533-1105. The Company has three wholly-owned operating subsidiaries: Starcraft Automotive Group, Inc.; Imperial Automotive Group, Inc. and Starcraft Southwest, Inc.

         Starcraft's principal manufacturing facilities are in Goshen, Indiana, and, as of December 1995, McGregor, Texas, and it produces upholstery components at a facility in Emma, Indiana. The Company consolidated its Elkhart facility into its Goshen facility in December 1996. See "Item 2.
Properties."

Industry Information

         The custom conversion industry developed during the early 1970's. Starcraft's Predecessor was a leader in transforming the industry from one oriented toward younger recreational users to one oriented toward more mature automotive customers. The Company believes retail prices of custom vans in the United States for the 1996 model year generally ranged from $20,000 to $40,000. Retail mark-ups vary widely among dealers and are not within the Company's control.

         According to the Recreational Vehicle Industry Association ("RVIA"), the average domestic wholesale price to dealers of a van conversion, pickup truck conversion and SUV conversion (including chassis) during the first nine calendar months of 1996 were $24,000, $20,200 and $29,000, respectively. Because the Company emphasizes high-end, luxury vehicles, Starcraft's average domestic wholesale price to dealers during fiscal 1996, was $25,700, assuming an average cost of chassis to dealers of $18,000. Imperial's and Lonestar's average wholesale price to dealers during fiscal 1996 were $21,000 and $22,000, respectively assuming an average cost of chassis to dealers of $17,500.

         According to RVIA statistics, approximately 151,000 custom vans were sold by United States conversion manufacturers during calendar 1995 compared to 182,000, 192,000, and 179,000 units in 1994, 1993 and 1992, respectively, RVIA reported sales of 119,000 units through September 1996 and estimates sales of custom vans for calendar 1996 will total 144,000, a 5% decrease from prior year levels. In 1995, RVIA began tracking pickup truck and SUV conversions. For the nine months ended September 1996, 58,400 of such vehicles were sold by the conversion industry compared to 54,500 in 1995.

         RVIA statistics are based on reports of its member manufacturers and its estimates with respect to non-member manufacturers. The Company believes RVIA members produce 80%-85% of conversions produced in the United States.

         The conversion industry is cyclical and is affected by the general trends of the economy and consumer preferences and consumer confidence and trends of the automotive and recreational vehicle industries. The level of disposable consumer income affects the Company's sales because its products are generally considered discretionary expenditures by consumers. In difficult economic times, consumers tend to spend less of their income on discretionary items. Other economic factors affecting the demand for the Company's products include the availability and price of gasoline, the level of interest rates and the availability of consumer financing. Reduced gasoline availability could adversely affect the demand for the Company's products. A significant increase in the price of gasoline could reduce demand for the Company's products because it would increase the cost of operating these products. Because many consumers finance their purchase of vehicle conversions, the availability of financing and level of interest rates can affect a consumer's purchasing decision. A decline in general economic conditions or consumer confidence can be expected to affect Starcraft's sales adversely. The Company is dependent upon the OEMs to supply its requirements for vehicle chassis. Labor stoppages, supply shortages and a variety of other factors that influence OEM production can affect the availability or timely delivery of vehicle chassis to the Company. In 1996 the Company's sales were adversely impacted by the availability of certain OEM chassis.

Company Products

         The Company converts fullsize vans manufactured by each of the major original equipment manufacturers ("OEMs"): GMC Truck, Chevrolet, Dodge and Ford. The Company manufactures minivan conversions on the GMC Safari, the Chevrolet Astro and the Dodge Caravan. Starcraft also customizes Chevrolet and GMC SUV's, along with several pickup truck models for GMC, Chevrolet, Ford and Dodge. The Company currently offers several fullsize van and minivan models. Each vehicle model contains a principal set of conversion features and a variety of optional accessories designed by the Company in each model year to meet prevailing customer preferences. Starcraft van models fall principally into three price ranges (conversion cost to dealer): from $4,000-$6,000, $6,000-$9,000, and $9,000 and above. Imperial and Lonestar models fall into the following price ranges: $2,000-3,000, $3,000-4,000, over $4,000. These price ranges provide marketing flexibility allowing for different demographics and varying dealer marketing objectives. Certain SUV and pickup truck conversion packages may be priced below these ranges.

Operating Data

         The following sets forth information respecting the Company's gross sales by product type (including Imperial after July 5, 1994 and Lonestar after December 1, 1995) for the fiscal periods indicated.

                            GROSS SALES BY PRODUCT(1)



                                                                Period Ended
                    September 29, 1996                        October 1, 1995                        October 2, 1994
                       (52 weeks)                                 (52 weeks)                            (52 weeks)
              ---------------------------------     -------------------------------------    ------------------------------------
                                                            (Sales in Thousands)

                      Average                                 Average                                   Average
                        Price/   Gross   % of                  Price/    Gross     % of         Price/ Gross  % of
                Units   Unit     Sales   Sales       Units     Unit      Sales     Sales      Units   Unit    Sales     Sales
                -----   ----     -----   -----       -----     ----      -----     -----      -----   ----    -----     -----

Fullsize vans    8,085  $6,600   $53,300    50.1%      9,041   $7,500    $67,600     54.8%    7,888   $7,800   $61,800     63.3%
Minivans         4,676   8,200    38,300    36.0       4,894    8,300     40,700     33.0     3,045    7,600    23,200     23.7
Trucks and
 SUVs            3,345   3,200    10,700    10.0       3,009    3,400     10,300      8.4     2,078    4,300     9,000      9.2
Parts              N/A     N/A     4,200     3.9         N/A      N/A      4,700      3.8       N/A      N/A     3,700      3.8
                   ---             -----                 ---      ---      -----      ---       ---      ---     -----      ---
Total           16,106          $106,500   100.0%     16,944            $123,300    100.0%   13,011            $97,700    100.0%
                ======          ========   =====      ======            ========    =====    ======             ======    =====
-----------

(1) Gross dollar sales represent the price to dealers of the conversion before discounts and exclude the cost of the chassis.

Company Strategy

         The Company  believes it can continue to grow by expanding its domestic
van  conversion  business,   increasing  its  sales  of  pickup  truck  and  SUV
conversions and further developing international sales opportunities.

         Domestic Van Sales. The Company will continue to focus on core van conversion products and, through aggressive marketing and promotion, will seek to expand U.S. sales of custom vans. While Starcraft product lines will continue to emphasize upscale custom van conversions, Imperial will continue a complementary emphasis on mid- and low-price point conversion packages. The Company will continue to seek to further differentiate its Starcraft lines from its competition by emphasizing total value versus unit price. With the Imperial acquisition, the Company is in position to participate in the rapidly growing price-sensitive segment of its van conversion market. By offering both the Starcraft and Imperial product lines, the Company is able to offer dealers a full price range of conversion vehicles from a single manufacturer. The establishment of the Lonestar facility offers the opportunity for strategic development in the Southwest, particularly Texas. The Company believes this operation creates a competitive price advantage by reducing freight costs.

         The Company will continue to focus on innovative product development to enhance customer appeal and vehicle quality and safety. The Company will continue to seek to differentiate itself from its competition by virtue of the resources it devotes to training dealer personnel in selling, product knowledge, service and compliance. Starcraft utilizes a specially equipped service van, videos, manuals, other visual aids, and classroom instruction at its main facility and at dealer locations throughout the country. The Company maintains a strong customer service area which includes warranty claims and approval, parts ordering and processing and customer information. The Company maintains records of Starcraft units sold as far back as 1978 and Imperial maintains records back to 1991, which was the inception of the predecessor company, Imperial Industries, Inc. Starcraft is expanding its use of regional service clinics, regional and dealer-specific sales seminars and dealer plant visits.

         Domestic Truck and SUV Conversions. Although the Company's conversions of General Motors' Suburban, other SUV and pickup trucks have proven to be a popular line of products, limited chassis availability has inhibited the Company's sales of these products. The Company intends to expand its sales of non-van custom vehicles, especially luxury custom pickup trucks, and has designed conversion packages especially for these vehicles. In 1996, the Company added the GMC Jimmy, Chrysler Jeep and a variety of pickup truck lines. The general market in the U.S. for pickup trucks and SUVs has been strong in the last three model years. The Company expects this strong market to continue and is working with the OEMs to help assure the availability of chassis in sufficient quantity to meet its expanding requirements. In particular, the Company is exploring opportunities to develop and produce special SUV upfit packages for General Motors and the other OEMs. See "Chassis and Other Suppliers." Starcraft Southwest will address the increasing market demand for SUVs, pickup trucks and Suburbans in the southwest with increased chassis allocation of such vehicles.

         International Vehicle Sales. The Company intends to further promote Starcraft vehicles overseas, especially in Central/Northern Europe and Japan. The Company has an European parts center owned and operated by a

German corporation affiliated with Starcraft's Norwegian dealer to improve its service to German customers. The Company maintains a distribution agreement with General Motors and Mitsui & Co. (U.S.A.), Inc. which the Company believes makes Mitsui the sole distributor of General Motors vans in Japan. Under this agreement Mitsui agreed to use its best efforts to promote Starcraft vans in Japan and Starcraft agreed to sell van conversions in Japan solely through Mitsui.

Chassis and Other Suppliers

         Historically, most of the Company's van conversions have been General Motors products. In 1991, approximately 92% of its unit sales were represented by General Motors. Approximately one-half of the Company's General Motors units are received from each of the Chevrolet Motors and GMC Truck divisions. Between calendar years 1991 and 1995, Ford and Chrysler products collectively increased from 8% to 26% of domestic unit sales and were 33% of domestic unit sales in 1996. The increase in the proportion of the Company's sales represented by Ford and Chrysler products was due primarily to dealers reducing General Motors fullsize vans as well as aggressive promotional activities carried on by Ford and Chrysler.

         The OEMs supply incomplete chassis to Starcraft or other manufacturers or dealers for restricted use. The Company obtains substantially all of its chassis acquired for domestic sale from the OEMs pursuant to consignment or restricted sale contracts. Under these contracts each OEM maintains strict control over the disposition of chassis delivered to the Company for modification and the Company is prohibited from delivering a converted chassis provided by the OEM to any person except an authorized dealer for that OEM. All of the Company's consignment and restricted sale contracts with chassis suppliers are terminable by either party on short notice without cause.

         Under restricted sale contracts with the OEMs, the OEM retains the certificate of origin and the Company has no right to obtain it or any other evidence of title. These contracts state that vehicle title technically passes to the Company upon acceptance of a chassis and the Company pays state property taxes on chassis, but the Company can only sell the chassis back to the OEM for resale to an authorized dealer. Except for demonstration vehicles, the Company is prohibited from making modifications to chassis under these contracts until it matches them with a dealer order. The Company has obtained waivers of this limitation to permit accumulation of GMC or Chevrolet inventory in connection with model year changes or other periods of anticipated increasing demand. Prior to matching a chassis to a dealer order, the Company finances the chassis through the OEM's financing affiliates at nominal rates. Once the Company notifies the OEM that it has matched a chassis with a dealer, the OEM
"repurchases" the chassis, crediting the Company's account with the OEM's financing affiliate and invoicing its dealer (the Company's customer) for the price of the chassis. Upon receiving the converted vehicle, the dealer is obligated to pay the Company for the improvements the Company has made. If the Company fails to match a chassis with a dealer order within 90 days, the finance charge the Company must pay increases. The past 90-day finance charge is currently the prime rate plus 1%.

         Historically, Starcraft's international conversion sales have been chassis originally manufactured by General Motors. Generally, the foreign purchaser is an authorized dealer for General Motors and Starcraft. The dealer submits an order to General Motors' overseas sales affiliate (the "GM Export Affiliate") for the chassis together with specifications for a Starcraft conversion. The GM Export Affiliate purchases the chassis from General Motors and forwards it to Starcraft for second stage manufacturing. Starcraft invoices the GM Export Affiliate for the completed conversion, and the GM Export Affiliate arranges for shipment of the unit, at the GM Export Affiliate's expense, from Starcraft to the foreign dealer.

         Starting in 1997, General Motors has changed its chassis system for the Company's sales to Europe. The Company will be the "Manufacturer of Record" for units imported into Europe and will be required to arrange and be responsible for all U.S. export and shipping requirements. The Company will continue to sell only to authorized General Motors dealers. The Company does not believe this new system will have a significant impact on its European sales.

         A variety of factors govern chassis ordering and availability. Chassis are ordered from the OEM based on the Company's annual sales plan. The plan is broken down by OEM and vehicle model. Vehicle specifications are determined on the basis of historical trend analysis and analysis of the backlog of orders. The Company's chassis order forecast is shared with each OEM to determine chassis availability. The OEMs confirm chassis availability and timing on an annual basis. After confirmation by the OEM, the Company orders a 90-day supply prioritized through a central computerized system. On a weekly basis, the Company releases the actual orders it requires and the OEMs schedule delivery dates for the orders. Chassis allocation to the Company from the OEMs is based on credit lines, prior usage and wholesale and retail sales rates.

         The following table sets forth for the periods indicated the number of chassis received by the Company and the dollar value thereof, and, as of the end of such periods, the number of chassis held over 90 days and the dollar value in thousands thereof.

                                                                                Period Ended
                                            ------------------------------------------------------------------------------
                                            September 29, 1996                  October 1, 1995            October 2, 1994
                                                (52 weeks)                          (52 weeks)                (52 weeks)
                                             -----------------                   ----------------          -------------
                                                                       (Dollars in thousands)
Chassis Received                                      17,179                             17,419                   13,647
Value of Chassis Received(1)                        $305,300                           $309,800                 $223,800
Chassis over 90 days (at period end)                     262                                491                      155
Value of Chassis held over 90 days(1)               $  4,615                          $   8,712                 $  2,713

         The conversion process begins after a chassis is inspected and accepted and the Company has received a confirmed order from an authorized dealer that is compatible with the chassis. Generally, the order is scheduled for production typically four to five days before work on the vehicle commences to allow for completion of components to be installed in the chassis. The Company completes the conversion process in an average of seven to eight days from the date that the vehicle is first scheduled for production.

         The Company is dependent upon the OEMs to supply its requirements for vehicle chassis. Labor stoppages, supply shortages and a variety of other factors that influence OEM production can affect the availability or timely delivery of vehicle chassis to the Company. The impact of these factors was significant in 1996. If vehicle chassis are unavailable, or if the Company must accept delivery earlier or later than it otherwise would prefer, sales could be adversely affected and financing expenses could increase. The Company must also comply with its consignment and restricted sale contracts with the OEMs pursuant to which the OEMs impose certain specifications for the Company's vehicle conversions, including gross vehicle weight standards. Such contracts also restrict the Company's ability to dispose of completed chassis and prohibit the transfer of chassis to unauthorized U.S. and foreign dealers. All of the Company's consignment and restricted sale contracts with chassis suppliers are terminable by either party on short notice without cause. The availability of the OEM financing rates is dependent upon the Company's compliance with its OEM contracts and its ability to maintain satisfactory credit relationships with the OEM's finance subsidiaries. Adverse changes in the Company's financial condition or results of operations could cause such financing subsidiaries to seek to adversely change the Company's financing terms or to terminate such financing arrangements. Such a change or termination could have a material adverse effect on the Company's financial condition and results of operations.

         General Motors introduced a newly redesigned fullsize van in early calendar 1996. The Company believes dealers reduced their inventory levels in 1995 in anticipation of the new chassis thereby negatively impacting the Company's sales to dealers. In addition, the Company believes the availability of the newly redesigned General Motors fullsize van restricted and negatively impacted the Company's 1996 sales. At the end of 1996, the availability of this chassis to the Company was adequate.

         Vehicle converters can be penalized by the OEM for manufacturing overweight vehicles and the National Highway Traffic Safety Administration ("NHTSA") could require overweight vehicles to be recalled. See "Safety and Regulation." Such standards are imposed by the OEMs in part to help assure that vehicle weight does not exceed the capacity of the OEM's braking system.

         The export of completed vehicles to unauthorized foreign dealers has been a significant issue in the conversion industry in recent years, especially for General Motors. In the past, some automotive dealers have sold vehicles to brokers who, in turn, have sold them to unauthorized dealers overseas. General Motors' financing subsidiary has indicated an intention to penalize or terminate financing arrangements with any firm deemed responsible for unauthorized exports. The Company makes an effort to assure itself that none of its vehicles are exported in an unauthorized manner including obtaining written assurances from certain dealers. General Motors has significantly increased its efforts to curtail such activity. The Company has no control over the eventual disposition of its vehicles by dealers, however, so it cannot eliminate the possibility of unauthorized export. These efforts nevertheless should help assure that the Company will not be deemed responsible for any unauthorized export.

         Supplies for the components and materials the Company utilizes in its vehicle conversions are generally available from several sources. From time to time the Company experiences delays in delivery of certain components or materials from suppliers, but such delays have not historically had any material effect on the Company's production.

Manufacturing

         The incomplete van chassis Starcraft receives directly from the OEMs have no seats or floor covering or other interior components. Starcraft modifies the exterior and interior of the chassis body to provide passenger comfort and enhance safety. SUVs and pickup trucks received have full interior OEM components. The Company modifies these components and performs certain exterior enhancements.

         Vehicle Modification and Assembly. After a chassis is inspected and accepted, the Company begins the conversion process by modifying the chassis exterior, installing tinted vista bay windows, raised roof, decorative decals and ground effects. Star-structure steel bracing is installed for added structural support, followed by rust proofing, wiring, insulation and vibration dampening materials.

         After exterior seals are tested for leaks, the vehicle is lined with fabric and wood-accented sidewalls and headliners. The Company's associates assemble the complete vehicle interior in multiple production lines using the Company's own manufactured components and parts supplied by others. The Company's distinctive hardwood features, contoured seats, carpeting, curtains and other amenities are installed in each vehicle, along with the customer's selection from over 100 optional accessories, including a wide variety of electronic components such as rear heating and air-conditioning, television, video cassette player and other audio equipment.

         Vehicle Components. The Company manufactures its own woodwork, upholstery and wiring harnesses, among other components. Starcraft's distinctive hardwood interior appointments are manufactured at the Goshen facility in its 45,000 square-foot woodshop. The Company planes, joins, shapes, sands and finishes rough-cut teak and walnut lumber in a process that combines automation and hand craftsmanship. A wood-burning laser is utilized which can transfer any image directly onto wood components for added customization.

         Vehicle seating and upholstery are primarily manufactured at the Company's Emma, Indiana, facility, located 15 miles from its Goshen, Indiana plant and 25 miles from the Imperial Elkhart facility, although interior sidewall and headliner coverings are tailored at the Goshen and Elkhart facilities. Company associates cut and sew interior wall coverings, headliners, curtains and seat upholstery from leather, cloth and vinyl materials. The seat padding and upholstery are then assembled on pre-fabricated frames. Some of Starcraft's wire harnesses are manufactured at the Goshen plant. The Company also paints and finishes all of its custom fiberglass and polymer vehicle body components, such as raised roofs, running boards and other ground effects which are manufactured to the Company's design specifications by others. The Company maintains an enclosed painting system to provide fiberglass and polymer components with high quality base coat and clear coat finishes. This water-filtered, down draft system is similar to those of the major automotive manufacturers and is designed to control environmentally harmful emissions.

         By manufacturing many of its own components, the Company is able to exercise significant control over the quality and supply of components built into its custom vehicles and to accommodate a wide range of customization demands. The Company is also able to provide consumers with ongoing service and repair capabilities by maintaining a record of, and access to supplies of, paint, upholstery and other materials used to modify each vehicle.

         Imperial does not manufacture many of its internal components and is primarily an assembler. To compete in the price-sensitive market segment Imperial's strategy has been to purchase components from suppliers to reduce its fixed costs. Imperial purchases some seating and interior shades from Starcraft.

         Lonestar purchases substantially all of its components.

         Production Associates. The Company periodically employs associate training that may include classroom instruction, job certification and technical and personal skills training. The principal objective of the training is to develop associates into more effective members of a team dedicated to continuous improvement in all facets of the Company's business. Starcraft production line associates are compensated on an hourly basis with additional incentive tied to quality and productivity. Imperial's and Lonestar's employees are divided into departments whose compensation include incentives based primarily on productivity.

         The Goshen facility produced 45 custom vehicles per eight-hour shift during peak production periods in 1996 and (prior to the reorganization described below) has capacity to produce up to 70 units in one shift. The
110,000-square-foot Imperial facilities in Elkhart, Indiana produced approximately 35 vehicles per shift during peak periods in 1996 and have capacity to produce up to 50 units per shift. The new McGregor, Texas facility has a capacity of 30 units per shift and produced 15 units per shift during peak times in 1996.

         In October 1996 the Company finalized its plan to consolidate the operations of Imperial into Starcraft's manufacturing complex in Goshen,Indiana. The Goshen facility has been reorganized to allow a production capacity of Starcraft and Imperial units of 95 units per day on one shift. The plan is designed to further enhance profitable growth by reducing excess production capacity, personnel count and fixed overhead expenses. The Company estimates that a $700,000 pretax restructuring charge in connection with this plant consolidation will be recorded in the first quarter of fiscal year 1997. The charge includes employee termination costs, leasehold asset write-offs and the recognition of contractual lease obligations.

Sales and Marketing

         Domestic. The Company sells its custom vehicles to approximately 1,000 automobile dealers throughout the continental U.S. and overseas. Custom vehicles are sold through a network of regional exclusive sales representatives and associate representatives. Each of its U.S. dealers is an authorized dealer for General Motors, Ford or Chrysler and most sell and service a full complement of cars, SUVs and vans. Starcraft's top 50 dealers accounted for approximately 59%, 51% and 45% of unit sales in fiscal 1996, 1995 and 1994, respectively. Imperial's top 50 dealers accounted for approximately 67% of unit sales in fiscal 1996 compared to 71% in fiscal 1995. During the past two years, the geographic areas of the U.S. where the Company's sales have been strongest include (i) the Great Lakes region (i.e., Illinois, Indiana, Michigan, New York, Ohio, Pennsylvania, and Wisconsin), (ii) Oklahoma and Texas and (iii) Northern California.

         The Company's direct sales efforts to dealers are supplemented by a variety of advertising and promotional programs including shows and promotions designed to appeal to the retail market, media advertising, dealer incentive programs and participation in various automobile shows. The Company is also refining a targeting approach to better utilize advertising expenditures by expanding its team selling efforts and developing new marketing materials, including videos.

         International. Starcraft's Predecessor, in conjunction with General Motors dealers overseas, began selling custom vans overseas in 1987. Starcraft now exports converted vehicles to 17 countries around the world and employs a senior vice president who is exclusively responsible for the development of international sales. International sales fluctuate from country to country and over time depending on import taxes and tariffs and fluctuations in currency exchange rates as well as local economic conditions. Starcraft's primary overseas markets are Japan, Korea and northern Europe. The Company exported 2,543, 2,195 and 1,329 conversions in fiscal 1996, 1995 and 1994, respectively.

         The Company intends to further promote Starcraft and Imperial vehicles overseas. The Company maintains a European parts center owned and operated by a German corporation affiliated with Starcraft's Norwegian dealer to improve its service to German customers. The Company maintains a distribution agreement with General Motors and Mitsui by which the Company believes makes Mitsui the sole distributor of General Motors vans in Japan. This agreement will continue from year-to-year unless terminated on three months notice prior to the end of any such year.

         Imperial and Lonestar currently have minimal export sales.

Research and Development

         The Company continues to devote efforts and resources in the area of research and development to improve the appeal and safety of its products. Starcraft believes it has a strong record of innovative product development to enhance customer appeal and vehicle quality. For example, it introduced the "Star-Effects" package in September 1992. Star-Effects employs an impact-resistant polymer to produce van ground effects (running boards and adjacent areas) with more appealing streamlined styling.

         The Company has a patent on a system called the Integrated Belting System ("IBS"). Upon a rear-end collision in excess of 20 m.p.h., passenger seats in many vehicles can collapse backward, increasing the risk of injury to vehicle occupants. IBS is designed to reduce significantly the risk of seat back collapse by restraining the seat back. A new seat belt integrated with the conventional seat belt system is anchored to the vehicle roof or wall and traverses the seat back. In the event of collision, the seat back is secured in place.

         IBS has been successfully tested by an independent testing firm. The Company believes that only one other automotive manufacturer currently offers seats with a safety feature designed to prevent collapse on rear impact. Eventually, the Company intends to license the use of IBS by other manufacturers. There is no assurance, however, as to the extent IBS will be employed by other manufacturers.

         To meet new NHTSA standards, the Company developed its "Star-structure" steel bracing system. "Star-structure" is installed throughout a van's roof and sidewalls and is designed to absorb impact in the event of a collision. The extent of potential impact absorption varies between OEM chassis. See "Patents and Trademarks" and "Safety and Regulation."

         The Company has product research and development teams devoted to design and safety improvements. During fiscal 1996, 1995 and 1994, the Company spent approximately $893,000, $726,000 and $792,000, respectively, on product research and development.

Competition

         The United States vehicle conversion market is very competitive with five principal national manufacturers and numerous local and regional manufacturers, many of which are relatively small companies serving local dealers. The Company believes it is one of the five largest van conversion companies in the United States. The others are Glaval Inc., Mark III Industries, Inc., Tiara Motor Coach and Explorer Van Company. The Company's Starcraft lines generally feature high-end, luxury custom vehicles competing most directly with Explorer and Tiara. The Imperial product lines compete more directly in the price-sensitive segment of the van conversion market. According to the OEMs, the number of authorized converters declined 8% in 1996. The Company believes the number of competitors will continue to decline as increased quality, financial and engineering standards are imposed by the OEMs.

         In international markets, the Company competes with numerous foreign manufacturers that produce vehicles comparable to converted vans, although custom vans such as the Company's tend not to be widely produced within its foreign markets.

         The Company's Starcraft lines will continue to be focused on luxury vehicle modifications and will seek to increase its market share of high-end van conversions for which Starcraft vehicles have an established reputation. Starcraft will also continue to be sensitive to changes in consumer preferences. The Imperial product lines enable the Company to participate more fully in the rapidly growing price-sensitive segment of the conversion market and offer its dealers a full price range of conversion vehicles from one manufacturer. The Company believes competitive factors in its industry include price, quality and variety of product line, service and warranty, dealer network and safety. The Company maintains a leading position in the conversion industry through high quality workmanship, innovation, versatility in meeting customization requirements and the diversity of its product line.

Backlog and Seasonality

         At September 29, 1996, the Company had a backlog of 1,067 unit orders compared with a backlog of 1,016 unit orders at October 1, 1995. The Company considers such orders to be reasonably firm. All of the Company's products are subject to certain seasonal sales influences and sales tend to be stronger during March through July. The Company uses off-season sales promotions to market its products with a view to reducing seasonal swings in sales.

Warranties

         The Company provides a three-year, 36,000 mile limited warranty on its conversions. In 1997, the Starcraft products will offer a 5-year, 60,000 mile warranty. The OEMs provide their own standard warranties of the chassis and engine. At the time of sale of its products, the Company estimates the costs to be incurred for product warranties and establishes reserves for warranty claims. The Company believes that such reserves will adequately cover any such warranty claims. The Company provides complete owners' manuals to retail customers covering the conversion package as well as parts, warranty and service manuals for dealers. The Company keeps a record of the paint, upholstery and stylings included in each vehicle conversion so that, when necessary, it can re-create matching replacement parts.

Patents and Trademarks

         IBS. In 1996, the Company received a U.S. patent on IBS, which is designed to reduce significantly the risk of seat back collapse in the event of a rear-end collision by restraining the seat back. A new seat belt integrated with the conventional seat belt system is anchored to the vehicle roof or wall and traverses the seat back. In the event of collision, the seat back is secured in place. See "Research and Development."

         Trademarks. The Company's Predecessor manufactured boats, motor homes and other recreational vehicles under the name "Starcraft."(R) The boat manufacturing business was sold by the Predecessor to Brunswick Corporation in 1988. The Company initially acquired the recreational vehicle business in the Predecessor's 1991 reorganization proceeding, but immediately sold it to Jayco, Inc. The Predecessor's Canadian conversion business was acquired by a Canadian firm. Brunswick Corporation has independently registered and owns the "Starcraft" and related trademarks for use with boats and marine products and thus Starcraft has no control over the quality of boats produced and sold under the "Starcraft" mark. The Company retains ownership of "Starcraft" and related registered marks for use with automotive and recreational vehicle products. It licenses the owners of the Predecessor's RV business and Canadian van conversion business to use these trademarks. While it has some control over the quality of its licensees' products, it does not control all aspects of their businesses. The Canadian entity is required to pay a royalty to the Company and to purchase its components from the Company (or from others with the Company's approval). The Company does not export to Canada and its Canadian licensee does not export to the United States.

         Because of these considerations, there is a risk that the distinctiveness of the "Starcraft" mark could become diluted or that its reputation for quality could be adversely affected if the quality of another manufacturer's products sold under the mark declines. The Company believes, however, that customers are sufficiently discerning when making a purchase as significant as a vehicle conversion that confusion between the Company and makers of other "Starcraft" products is unlikely. It also believes its licensees are currently in compliance with their obligations under their license agreements.

Safety and Regulation

         The manufacture, distribution and sale of the Company's products are subject to governmental regulations in the United States at the federal, state and local levels. The most extensive regulations are promulgated under the National Traffic and Motor Vehicle Safety Act which, among other things, empowers NHTSA to require a manufacturer to remedy vehicles containing "defects related to motor vehicle safety" or vehicles which fail to conform to all applicable federal motor vehicle safety standards.

         Federal Motor Vehicle Safety Standards were promulgated by the NHTSA in 1992. Many of the Company's conversion components were affected by these standards. Starcraft engaged a testing company, which also performs testing for NHTSA, to test the Company's components. The Company's components subject to the new standards have been determined to meet or exceed them. Promulgation of additional safety standards in the future could require the Company to incur additional testing and engineering expenses which could adversely affect the Company's results of operations. NHTSA is likely to promulgate new standards in the future respecting one or more of the following matters, among others: occupant protection in vehicle rollovers, mandatory installation of air bags and side impact protection.

         NHTSA can require automotive manufacturers to recall products. The Company has not experienced any material recalls.

         The Company's international sales are subject to foreign tariffs and taxes, changes in which are difficult to predict and which can adversely affect Starcraft sales. Starcraft's products must also comply with government safety standards imposed in its foreign markets. For example, in Japan and Germany each vehicle conversion is individually inspected by local authorities before the vehicle is registered in the country.

         Both federal and state authorities have various environmental control standards relating to air, water and noise pollution that affect the business and operations of the Company. In particular, the Company generates paint, varnish and other finishing wastes that it is required to dispose of in compliance with environmental regulations. The Company believes that it has complied in all material respects with applicable environmental regulations and standards and does not currently expect that any failure of compliance will have any material adverse effect on the Company.

         Like other automotive manufacturers, the Company may be subject to claims that its products caused or contributed to damage or injury sustained in vehicle accidents or may be required to recall products deemed unsafe. Any such claims in excess of the Company's insurance coverage or material product recall expenses could adversely affect the Company's financial condition and results of operations.

Employees

         As of September 29, 1996, the Company employed 899 people. Of these, approximately 694 were production line associates and 205 were salaried sales, engineering and administrative staff. During peak production periods, the Company may increase its work force. Historically, the available labor force has been adequate to meet such periodic requirements. The Company considers its relationships with its personnel to be satisfactory.

         The Company maintains a training and education process. The principal goal of this program is to build a team-based learning organization that develops the combined skills of associates. Management believes this approach promotes a culture conducive to participation and teamwork that breeds innovation and improved performance. The process includes personal and practical skills training, and technical and development training. The Company has applied for and received matching grants from the State of Indiana for part of this training effort.

Item 2.                    PROPERTIES.

         The Company owns its properties in Goshen, and Emma, Indiana and leases the Elkhart properties, as further described below.

Location               Size of facility     Type of operation

Goshen, Indiana        454,400 Sq. ft.      Executive Offices (20,420 sq. ft.);
                                            Manufacturing and Assembly
Emma, Indiana           42,700 Sq. ft.      Sewing and Upholstery
                                            Manufacturing
Elkhart, Indiana       110,000 Sq. ft.      Offices (20,900 sq. ft.);
(Imperial)                                  Manufacturing and Assembly

Elkhart, Indiana        12,500 Sq. ft.      Offices (1,500 sq. ft.)
(Imperial Truck                             Manufacturing and Assembly
  Plant)

McGregor, Texas         60,000 Sq. ft.      Offices (10,000 sq. ft.)
(since November 1995)                       Manufacturing and Assembly

         The Goshen and Emma production facilities were constructed in the 1960's. They have been maintained and improved upon from time to time and are presently in satisfactory condition and sufficient for the Company's current requirements. The Company also stores chassis on a 37-acre lot it owns near its Goshen production facility. The Goshen facility produced 45 units per day during peak production periods in 1996 (and, prior to the reorganization described below, has estimated capacity to produce approximately 70 units per day). See "Manufacturing."

         The first Elkhart facility, on approximately 17 acres of land, is leased for five years through February 15, 1998, with two, one-year renewal options at the Company's discretion. The lease contains an option to purchase for $3.45 million. Monthly rent is $23,900 and the Company is responsible for property taxes and building insurance. The second Elkhart facility is leased for 2 years through June 1997. Rent in the first year is $2,500 per month and is $3,000 per month in the second year. The McGregor facility is leased for one year with nine, one-year options to renew at the Company's discretion.

         In October 1996 the Company finalized its plan to consolidate the operations of Imperial into Starcraft's manufacturing complex in Goshen,Indiana. The Goshen facility has been reorganized to allow a production capacity of Starcraft and Imperial units of 95 units per day on one shift. The plan is designed to further enhance profitable growth by reducing excess production capacity, personnel count and fixed overhead expenses. The Company estimates that a $700,000 pretax restructuring charge in connection with this plant consolidation will be recorded in the first quarter of fiscal year 1997. The charge includes employee termination costs, leasehold asset write-offs and the recognition of contractual lease obligations.


Item 3.           LEGAL PROCEEDINGS.

         The Company does not anticipate that any pending legal proceeding to which it is party will have any material adverse effect on its financial condition or results of operations. The Company is subject to product liability claims arising from traffic accidents. The Company maintains product liability insurance which it currently considers adequate.



Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         Starcraft commenced its initial public offering of Common Stock on July 21, 1993. Its Common Stock is quoted on the Nasdaq Stock Market, National Market, under the symbol "STCR." As of December 27, 1996, there were 87 shareholders of record of Starcraft's Common Stock.

         The following table sets forth the high and low bid prices per share of Common Stock for the periods indicated.

Quarter Ended                        High                      Low
-------------                        ----                      ---
January 1, 1995                   $ 8.500                   $6.000
April 2, 1995                       9.000                    6.875
July 1, 1995                        8.000                    4.500
October 1, 1995                     6.750                    5.125
Dec. 31, 1996                       6.750                    3.875
March 31, 1996                      5.375                    4.250
June 30, 1996                       5.437                    3.750
Sept. 29, 1996                      5.000                    3.750


                  Source:  Media General Financial Services.

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Dividend Policy. The Company has paid no cash dividends since its initial public offering. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends on Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will be dependent, among other things, upon earnings, capital requirements, any financing agreement covenants and the financial condition of the Company.

         Stock Repurchase. In March 1995, the Company's Board of Directors approved the repurchase of up to 500,000 shares of the Company's outstanding shares of common stock. During 1996 the company repurchased 53,000 common shares in the open market for $246,000. As of December 27, 1996, 153,000 shares have been repurchased and additional shares may be acquired during the remainder of fiscal 1997 if in the opinion of the management the Company's stock continues to be undervalued by the market.

         Anti-Takeover Provisions. Indiana law and the Company's Articles of Incorporation and Code of By-laws contain provisions that restrict the acquisition of control of the Company. Such provisions can affect the rights of shareholders acquiring substantial interests in the Company's shares. For example, a shareholder who acquires more than 10% of the Company's shares without prior board approval will be limited in the timing and terms of any transaction it may enter into with the Company and will be subject to related provisions. Any shareholder who effects an acquisition after which such shareholder holds more than 20% of the Company's outstanding shares will have no voting rights in the shares acquired in such acquisition, unless such rights are conferred by the disinterested shareholders at the next annual meeting (or earlier special meeting).

Item 6.  SELECTED FINANCIAL DATA.




                                                   Year Ended
                         --------------------------------------------------------------
(dollars in thousands,     Sept. 29,     Oct. 1,      Oct 2,     Oct 3,      Sept. 27,
except per share data)        1996        1995        1994       1993         1992 (1)
---------------------------------------------------------------------------------------
INCOME
STATEMENT
DATA
Net sales:
     Domestic            $  73,317    $  91,652    $  81,640   $  75,278    $  69,284
     Export                 25,648       21,408       10,734      10,001        7,169
                            98,965      113,060       92,374      85,279       76,453

Cost of goods sold          83,669       92,692       73,775      68,262       61,101
Gross profit                15,296       20,368       18,599      17,017       15,352
Operating expenses          15,049       15,864       12,505      11,099        9,970
Operating income               247        4,504        6,094       5,918        5,382

Interest (expense)            (293)        (208)          99        (373)        (257)
Other, net                     176          214          104          31          100

Income before taxes            130        4,510        6,297       5,576        5,225

Income taxes/pro forma
   income taxes(2)              20        1,753        2,517       2,241        2,090
Net income/pro forma
   net income            $     110    $   2,757    $   3,780   $   3,335    $   3,135
Weighted common
   shares outstanding        4,142        4,261        4,193       3,512        3,583
Earnings per share       $    0.03    $    0.65    $    0.90   $    0.95    $    0.87

BALANCE
SHEET
DATA

Working capital          $   8,476    $   8,693    $   8,140   $   9,072    $   6,822
Total assets                36,524       34,213       32,772      24,590       18,973
Long-term debt                   0          323          196         209        5,576
Shareholders' equity        21,552       21,688       19,556      14,866        5,558
Book value per share          5.23         5.20         4.58        3.05         1.57

---------

(1)  Unaudited information.

(2) For all periods up through July 21, 1993, the Company was an S Corporation for federal and state income tax purposes and, accordingly, was not subject to such taxes. The pro forma information has been computed as if the Company were subject to federal and state income taxes for all periods presented, based on the tax laws in effect during the respective periods.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The consolidated statements of income summarize operating results for the last three years. This section of Management's Discussion highlights the main factors affecting the changes in operating results during the three-year period.

1996 Versus 1995
NET SALES

     Net sales for 1996 were $99.0 million, down 12.5% from 1995. Domestic sales decreased 20.0% to $73.3 million while export sales increased 19.8% to $25.6 million. Unit sales decreased 4.9% to 16,106 in 1996.

     Domestic sales were hampered early in the year by the availability of General Motors products, primarily attributable to the OEM strike, production issues on the minivan and the delayed introduction of the newly redesigned fullsize van. As the Company historically relies heavily on General Motors products, the Company's unit van shipments declined 12.7% in 1996 compared to the industry's decline of 6.5% as reported by the Recreational Vehicle Industry Association. Van conversion sales are being negatively impacted by the growing popularity of OEM sport utility vehicles ("SUVs"). The Company's shipments of converted pickup trucks and SUVs increased 11.3% in 1996. International sales in 1996 benefited from the early build of 1997 model minivans for Japan totaling $6 million. Sales to Japan in 1997 are estimated to be $4 million lower as a result of this early build.

     The average conversion price declined 9.3% in 1996 due to a change in product sales mix toward pickup trucks and SUVs and the percentage increase of Imperial and Lonestar units which compete primarily in the entry level price range.

GROSS PROFIT

     Gross profit margin for 1996 was 15.5% compared to 18.0% in the prior year. The 1996 decline is due to the impact of fixed overhead on the lower sales and approximately $200,000 of project expenses incurred on the start-up of the new Texas facility.

SELLING AND PROMOTION EXPENSE

     Selling and promotion expense for 1996 decreased 11.2% to $8.3 million, primarily attributable to the reduced sales. Selling and promotion expense as a percent of sales was 8.4% in 1996 compared to 8.2% in the prior year.

GENERAL AND
ADMINISTRATIVE EXPENSE

     General and administrative expense was $6.8 million in 1996, a 3.4% increase from 1995. The increase is due to approximately $360,000 of expenses to start-up the new Texas facility, offset by the successful implementation of several expense-containment strategies including personnel reductions.

INCOME TAX EXPENSE

     The effective tax rate on income for 1996 was 15.4% compared to 38.9% in the prior year. The effective rate in 1996 benefited from the implementation of a foreign sales corporation subsidiary.

------------------------------------------------------------------------------------------------
(dollars in thousands)                                                              1995 to 1996
                                               1996                   1995              Change
------------------------------------------------------------------------------------------------
Net sales                            $  98,965      100.0%   $113,060      100.0%       (12.5%)
Cost of gods sold                       83,669       84.5%     92,692       82.0%        (9.7%)
                                     ---------        ---   ---------        ---         ----
Gross profit                            15,296       15.5%     20,368       18.0%       (24.9%)
Selling and promotion expense            8,252        8.4%      9,292        8.2%       (11.2%)
General and administrative expense       6,797        6.9%      6,572        5.8%         3.4%
                                     ---------        ---   ---------        ---         ----
Operating income                           247        0.2%      4,504        4.0%       (94.5%)
Interest expense                          (293)      (0.3%)      (208)      (0.2%)       40.9%
Other income, net                          176        0.2%        214        0.2%       (17.8%)
                                     ---------        ---   ---------        ---         ----
Income before taxes                        130        0.1%      4,510        4.0%       (97.1%)
Income taxes                                20        0.0%      1,753        1.6%       (98.9%)
                                     ---------        ---   ---------        ---         ----
NET INCOME                           $     110        0.1%  $   2,757        2.4%       (96.0%)
                                     =========        ===   =========        ===         ====

1995 VERSUS 1994
NET SALES

     The Company's net sales for 1995 increased by 22.4% to $113.1 million from $92.4 million in the prior year. Unit shipments increased to 16,940 in 1995 from 13,000 in 1994. This sales improvement was attributable to the Imperial Automotive Group ("Imperial Group") acquisition, which added $20.2 million in sales on 5,230 incremental unit shipments and additional export sales of $10.7 million on 870 incremental units, offset by an $11.0 million sales decline on 2,160 less units in Starcraft Automotive Group's ("Starcraft Group") domestic business.

     The Company's average conversion price decreased 6.3% reflecting the impact of the Imperial Group acquisition, which competes in a more price-sensitive segment of the market. This decline was partially offset by the increased export sales, which carried a higher average conversion price. Starcraft Group's average conversion price in 1995 was $8,500 compared to $3,700 for Imperial Group.

     Industry domestic conversion shipments declined 12.3% in 1995 as reported by the Recreational Vehicle Industry Association. The industry decline in conjunction with Starcraft Group dealers reducing inventory levels by 34.0% during 1995 resulted in a decrease of 22.5% in Starcraft Group's domestic unit sales volume. The Company believes General Motors dealers reduced inventory levels primarily in anticipation of the 1996 introduction of the newly designed GMT 600 fullsize van chassis. The retail sales of Starcraft Group units from domestic dealers to consumers declined 3.7% in 1995.

GROSS PROFIT

     Gross profit for 1995 increased by 9.5% to $20.4 million from $18.6 million in the prior year. Gross profit as a percentage of net sales was 18.0% for 1995 compared to 20.1% for 1994.

     The decrease in margin rate was the result of the increased sales from Imperial Group, which carries a lower margin rate. Additionally, Imperial Group's costs to move to a new facility reduced the margin rate by 0.4% of net sales.

SELLING AND
PROMOTION EXPENSE

     Selling and promotion expense as a percentage of net sales increased to 8.2% in 1995 from 8.0% in the prior year. Starcraft Group's advertising expense increased 0.2% of net sales due to additional direct mail programs and sponsorships.

GENERAL AND
ADMINISTRATIVE EXPENSE

     General and administrative expense for 1995 increased to $6.6 million from $5.1 million in the prior year primarily due to the Imperial Group acquisition. As a percentage of net sales, such expenses increased to 5.8% from 5.5% in the prior year due to increased insurance and legal costs.

INTEREST

     Net interest expense for 1995 was $208,000 compared to $99,000 in net interest income for 1994. The increase in expense is primarily due to interest incurred on additional borrowings incurred to pay the purchase price of the Imperial Group acquisition.

INCOME TAX EXPENSE

     The effective income tax rate for 1995 was 38.9% compared to 39.9% for 1994. The decrease is primarily attributable to a change in federal and state permanent timing differences.


------------------------------------------------------------------------------------------------
(dollars in thousands)                                                              1994 to 1995
                                               1995                   1994              Change
------------------------------------------------------------------------------------------------
Net sales                            $ 113,060      100.0%    $92,374      100.0%        22.4%
Cost of gods sold                       92,692       82.0%     73,775       79.9%        25.6%
                                     ---------      -----     -------      -----         ----
Gross profit                            20,368       18.0%     18,599       20.1%         9.5%
Selling and promotion expense            9,292        8.2%      7,393        8.0%        25.7%
General and administrative expense       6,572        5.8%      5,112        5.5%        28.6%
                                     ---------      -----     -------      -----         ----
Operating income                         4,504        4.0%      6,094        6.6%       (26.1%)
Interest (expense) income                 (208)      (0.2%)        99        0.1%         ---
Other income, net                          214        0.2%        104        0.1%       105.8%
                                     ---------      -----     -------      -----         ----
Income before taxes                      4,510        4.0%      6,297        6.8%       (28.4%)
Income taxes                             1,753        1.6%      2,517        2.7%       (30.4%)
                                     ---------      -----     -------      -----         ----
NET INCOME                           $   2,757        2.4%     $3,780        4.1%       (27.1%)
                                     =========      =====     =======      =====         ====

SEASONALITY AND TRENDS

     The Company's sales and profits are dependent on the automotive markets in the United States and Japan and the OEM's ability to supply chassis. Although the Company currently does not face such issues, during 1996 the Company's sales were adversely impacted by chassis availability from the OEMs. The business tends to be seasonal with stronger sales in March through July and is influenced by a number of factors including atypical weather for any sales region and OEM programs affecting the price, supply and delivery of vehicle chassis. General Motors' chassis represented 72% of the Company's total unit shipments in 1996.

     The Company's retail dealers had approximately 5,300 units on hand at the end of 1996 compared to 5,600 at the end of the prior year. Both these levels remain significantly lower than the 1994 level of 7,200. The lower levels appear to be the result of dealer caution in stocking the newly redesigned General Motors fullsize van and the trend of dealers to stock more SUVs.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provided cash of $1.9 million compared to $1.1 million in the prior year. This improvement came principally from a favorable change in working capital. Receivables increased $2.8 million due to the increase in international receivables which carry longer payment terms. The increase in accounts payable of $2.9 million in 1996 is attributable to the ramp up of production in September 1996 for the increased international business and improved vendor payment terms. Operating cashflows were applied primarily to fund capital expenditures, repurchase the Company's Common Stock and reduce outstanding indebtedness.

     At the end of 1996 long-term debt was zero. The Company maintains a $15 million bank revolving credit line. In addition to the availability of bank financing, the Company has restricted sales agreements with General Motors Acceptance Corporation, Chrysler Financial Corporation and Ford Motor Credit Company. Pursuant to these agreements, the Company obtains vehicle chassis from the OEMs for 90 days at nominal rates. If the Company fails to match a chassis with a dealer order within 90 days after delivery of the chassis to the Company, carrying charges increase to prime rate plus 1%.

     In 1995 the Board of Directors approved the repurchase of up to 500,000 shares of the Company's outstanding shares of Common Stock. During 1996 the Company repurchased 53,000 common shares in the open market for $246,000. As of December 27, 1996, 153,000 common shares have been repurchased under this program. Additional shares may be acquired in 1997 if, in the opinion of management, the Company's stock continues to be undervalued by the market.

     In October 1996, the Company finalized its plan to consolidate the operations of the Imperial Automotive Group manufacturing operation, located in Elkhart, Indiana, into Starcraft Automotive Group's manufacturing complex in Goshen, Indiana, during December 1996. This plan is designed to enhance profitable growth by reducing excess production capacity, personnel count and fixed overhead expenses. The Company estimates that a $700,000 pretax restructuring charge in connection with this plant consolidation will be recorded in the first quarter of 1997. The charge includes employee termination costs, leasehold asset write-offs and the recognition of contractual lease obligations.

     The Company believes that cash flows from operations, funds available under its bank revolving credit agreement, and the continued use of OEM financing arrangements to manage its chassis inventory will be sufficient to satisfy its anticipated operating needs and capital improvements for 1997.

DISCUSSION OF FORWARD-LOOKING INFORMATION

     From time to time, Starcraft may make oral or written forward-looking statements regarding its anticipated sales, costs, expenses, earnings and matters affecting its condition and operations. Such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained therein to be materially inaccurate. Such factors include, without limitation, the following:

     General Operating Contingencies. The Company may not be able to attract and retain sufficient employees with sufficient skills to conduct its operations efficiently and may from time to time be subject to work slow-downs or stoppages. The Company may be adversely affected by delay or unavailability of supply of numerous component parts. The Company will not always be able to satisfy its capital requirements with internally generated funds and may, from time to time, need to rely on bank financing and other third party capital resources. There is no assurance that such resources will always be available to the Company or as to the terms that will apply to any financing.

     Acquisitions. The Company expects to be engaged in negotiations from time to time regarding prospective acquisitions of van conversion or other businesses. Such acquisitions could be material to the Company and, if effected, could have a material effect on the Company's financial condition or results of operations. There is no assurance as to when or whether the Company will be able to effect acquisitions, whether it will be able to generate requisite funding to effect such acquisitions, or as to the terms on which such acquisitions may be effected.

     Economic Conditions. The van conversion industry is cyclical and is affected by the general trends of the economy and consumer preferences and consumer confidence and trends of the automotive and recreational vehicle industries. The level of disposable consumer income affects the Company's sales because its products are generally considered discretionary expenditures by consumers. In difficult economic times, consumers tend to spend less of their income on discretionary items. Other economic factors affecting the demand for the Company's products include the availability and price of gasoline, the level of interest rates and the availability of consumer financing. Reduced gasoline availability could adversely affect the demand for the Company's products. A significant increase in the price of gasoline could reduce demand for the Company's products because it would increase the cost of operating these products. Because many consumers finance their purchase of vehicle conversions, the availability of financing and level of interest rates can affect a consumer's purchasing decision. A decline in general economic conditions or consumer confidence can be expected to affect Starcraft's sales adversely.

     Supply and Financing of Vehicle Chassis. The Company is dependent upon the OEMs to supply its requirements for vehicle chassis. Labor stoppages, supply shortages and a variety of other factors that influence OEM production can affect the availability or timely delivery of vehicle chassis to the Company. The impact of these factors was significant in 1996. If vehicle chassis are unavailable, or if the Company must accept delivery earlier or later than it otherwise would prefer, sales could be adversely affected and financing expenses could increase. The Company must also comply with its consignment and restricted sale contracts with the OEMs pursuant to which the OEMs impose certain specifications for the Company's vehicle conversions, including gross vehicle weight standards. Such contracts also restrict the Company's ability to dispose of completed chassis and prohibit the transfer of chassis to unauthorized U.S. and foreign dealers. All of the Company's consignment and restricted sale contracts with chassis suppliers are terminable by either party on short notice without cause. The availability of the OEM financing rates is dependent upon the Company's compliance with its OEM contracts and its ability to maintain satisfactory credit relationships with the OEM's finance subsidiaries. Adverse changes in the Company's financial condition or results of operations could cause such financing subsidiaries to seek to change adversely the Company's financing terms or to terminate such financing arrangements. Such a change or termination could have a material adverse effect on the Company's financial condition and results of operations.

     Regulation. The Company is subject to various foreign, federal, state and local regulations. In particular, conversion components produced by the Company are required to comply with Federal Motor Vehicle Safety Standards and similar safety standards imposed in its foreign markets. Promulgation of additional safety standards in the future could require the Company to incur additional testing and engineering expenses which could adversely affect the Company's results of operations. The Company's international sales can be adversely affected by changes in foreign import tariffs and taxes and fluctuations in exchange rates. The Company must comply with certain Federal and state regulations relating to the disposition of hazardous wastes generated in its production processes. The Company's failure to comply with applicable regulations or changes in current regulations, including the adoption of new safety or environmental standards, could have material adverse effect on the Company's results of operations.

     Competition. The United States vehicle conversion industry is very competitive with several principal nationwide manufacturers and numerous local and regional competitors. There is no assurance the Company will be able to maintain its current competitive position in the vehicle conversion market or that it will be able to expand its sales of custom truck and SUV conversions.

     Potential Product Liability. Like other automotive manufacturers, the Company may be subject to claims that its products caused or contributed to damage or injury sustained in vehicle accidents, "lemon law" claims or may be required to recall products deemed unsafe. Any such claims in excess of the Company's insurance coverage or material product recall expenses could adversely affect the Company's financial condition and results of operations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Starcraft Corporation

         We have audited the accompanying consolidated balance sheet of Starcraft Corporation and Subsidiaries as of September 29, 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Starcraft Corporation and Subsidiaries as of October 1, 1995 and for each of the two years in the period then ended were audited by other auditors whose report dated November 3, 1995 expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Starcraft Corporation and Subsidiaries as of September 29, 1996 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                  /s/ Ernst & Young LLP
November 7, 1996
Fort Wayne, Indiana

                                     [Logo]
                             McGLADREY & PULLEN, LLP
                  Certified Public Accountants and Consultants


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Starcraft Corporation
Goshen, Indiana


We have audited the accompanying consolidated balance sheet of Starcraft Corporation and Subsidiaries as of October 1, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the periods ended October 1, 1995, and October 2, 1994. These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starcraft
Corporation and Subsidiaries as of October 1, 1995, and the results of their operations and their cash flows for the periods ended October 1, 1995 and October 2, 1994, in conformity with generally accepted accounting principles.




                                                     /s/ McGLADREY & PULLEN, LLP
Elkhart, Indiana
November 3, 1995

Consolidated Balance Sheets

ASSETS
CURRENT ASSETS:

                                                                                September 29,       October 1,
(in thousands, except share data)                                                   1996              1995
                                                                                -------------       ----------
     Cash and cash equivalents                                                    $ 1,366            $ 1,255
     Trade receivables, less allowance for
         doubtful accounts: (1996 - $51; 1995 - $57)                                9,165              6,045
     Manufacturers rebates receivable                                               1,079              1,389
     Inventories                                                                   11,508             11,713
     Other                                                                            330                493
                                                                                  -------            -------
               Total current assets                                                23,448             20,895
PROPERTY AND EQUIPMENT:
     Land, buildings, and improvements                                              6,033              5,702
     Machinery and equipment                                                        4,430              3,871
                                                                                  -------            -------
                                                                                   10,463              9,573
     Less accumulated depreciation                                                  2,697              1,898
                                                                                  -------            -------
                                                                                    7,766              7,675
GOODWILL, at amortized cost                                                         5,140              5,365
                                                                                  -------            -------
OTHER ASSETS                                                                          170                278
                                                                                  $36,524            $34,213
                                                                                  =======            =======
LIABILITIES AND
SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable, trade                                                      $ 9,330            $ 6,383
     Accrued expenses:
         Warranty                                                                   1,600              1,785
         Compensation and related expenses                                            882              1,143
         Taxes                                                                      1,280                929
         Other                                                                      1,557              1,352
     Current portion of long-term debt:                                               323                610
                                                                                  -------            -------
               Total current liabilities                                           14,972             12,202
LONG-TERM DEBT, less current portion                                                   --                323

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, no par value: 2,000,000 shares authorized but unissued           --                 --
     Common stock, no par value: Authorized shares - 10,000,000 shares
         Issued and outstanding shares 1996 - 4,118,600; 1995 - 4,171,600          13,971             14,104
     Additional paid-in capital                                                     1,008              1,008
     Retained earnings                                                              6,573              6,576
                                                                                  -------            -------
                                                                                   21,552             21,688
                                                                                  -------            -------
                                                                                  $36,524            $34,213
                                                                                  =======            =======

Consolidated Statements of Income

                                                                         Year Ended
                                                  ------------------------------------------------------
                                                   September 29,         October 1,           October 2,
(in thousands, except share data)                      1996                 1995                 1994
--------------------------------------------------------------------------------------------------------
NET SALES
     Domestic                                     $    73,317          $    91,652          $    81,640
     Export                                            25,648               21,408               10,734
                                                    ---------            ---------            ---------
                                                       98,965              113,060               92,374
COST OF GOODS SOLD                                     83,669               92,692               73,775
                                                    ---------            ---------            ---------
               Gross profit                            15,296               20,368               18,599

OPERATING EXPENSES
     Selling and promotion                              8,252                9,292                7,393
     General and administrative                         6,797                6,572                5,112
                                                    ---------            ---------            ---------
                                                       15,049               15,864               12,505
                                                    ---------            ---------            ---------
               Operating income                           247                4,504                6,094

NON-OPERATING (EXPENSE) INCOME:
     Interest, net                                       (293)                (208)                  99
     Other income, net                                    176                  214                  104
                                                    ---------            ---------            ---------
                                                         (117)                   6                  203
                                                    ---------            ---------            ---------
               Income before income taxes                 130                4,510                6,297

FEDERAL AND STATE INCOME TAXES                             20                1,753                2,517
                                                    ---------            ---------            ---------
               Net Income                         $       110          $     2,757          $     3,780
                                                    =========            =========            =========
EARNINGS PER COMMON
   AND COMMMON EQUIVALENT SHARE                   $      0.03          $      0.65          $      0.90
                                                    =========            =========            =========
AVERAGE NUMBER OF COMMON
   AND COMMMON EQUIVALENT SHARES OUTSTANDING        4,142,402            4,260,915            4,193,003
                                                    =========            =========            =========

Consolidated Statements of Cash Flows

                                                                                              Year Ended
                                                                           --------------------------------------------------
                                                                           September 29,       October 1,          October 2,
(in thousands)                                                                1996                1995                 1994
-----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                             $   110             $ 2,757             $ 3,780
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                                        1,087               1,006                 613
         Other                                                                   51                  93                  60
         Change in operating assets and liabilities
            Receivables                                                      (2,810)               (229)             (1,013)
            Inventories                                                         205              (1,346)              2,457
            Other                                                               163                 176                  53
            Accounts payable                                                  2,947                (696)                126
            Accrued expenses                                                    110                (703)                863
                                                                            -------             -------             -------
               Net cash provided by operating activities                      1,863               1,058               6,939

INVESTING ACTIVITIES
     Purchase of property and equipment                                        (932)             (1,630)             (1,451)
     Purchase of assets of Imperial Industries, Inc.                             --                  --              (3,900)
     Other                                                                       36                  45                (146)
                                                                            -------             -------             -------
               Net cash used in investing activities                           (896)             (1,585)             (5,497)

FINANCING ACTIVITIES
     Proceeds  from  revolving  credit  agreement                             7,800               5,100                 700
     Payments on revolving  credit agreement                                 (7,800)             (5,100)               (700)
     Payments on long-term  debt                                               (610)               (512)               (466)
     Repurchase of common stock                                                (246)               (625)                 --
                                                                            -------             -------             -------
               Net cash used in financing activities                           (856)             (1,137)               (466)
                                                                            -------             -------             -------
                    Net increase (decrease)
                         in cash and cash equivalents                           111              (1,664)                976

     Cash and cash equivalents at beginning of year                           1,255               2,919               1,943
                                                                            -------             -------             -------
     Cash and cash equivalents at end of year                               $ 1,366             $ 1,255             $ 2,919
                                                                            =======             =======             =======

     Supplemental information:
            Interest paid                                                   $   304             $   222             $    15

            Income taxes paid                                               $    60             $ 2,205             $ 2,484

Consolidated Statements of Shareholders Equity


                                         Common          Additional         Retained         Common Stock       Total
(in thousands, except share data)        Stock         Paid-In Capital      Earnings         Repurchased
-----------------------------------------------------------------------------------------------------------------------
BALANCE, October 3, 1993               $ 13,932          $  4,608          $    326          $ (4,000)         $ 14,866
     Net income                              --                --             3,780                --             3,780
       Issuance of 130,000
       shares of common stock               910                --                --                --               910
     Retirement of 738,400
       shares of repurchased
       common stock                        (400)           (3,600)               --             4,000                --
                                       --------          --------          --------             -----          --------
BALANCE, October 2, 1994                 14,442             1,008             4,106                --            19,556
     Net income                              --                --             2,757                --             2,757
     Repurchase and retirement
       of 100,000 shares
       of common stock                     (338)               --              (287)               --              (625)
                                       --------          --------          --------               ---          --------
BALANCE, October 1, 1995                 14,104             1,008             6,576                --            21,688
     Net income                              --                --               110                --               110
     Repurchase and retirement
       of 53,000 shares
       of common stock                     (133)               --              (113)               --              (246)
                                       --------          --------          --------               ---          --------
BALANCE, September 29, 1996            $ 13,971          $  1,008          $  6,573                $-          $ 21,552
                                       ========          ========          ========               ===          ========

NOTES TO FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies

Nature of Business and Principles of Consolidation

     Starcraft Corporation and Subsidiaries (Company) are second-stage manufacturers of custom van, pickup truck, and sport utility vehicle conversions. The consolidated financial statements include the accounts of Starcraft Corporation and its wholly owned subsidiaries: Starcraft Automotive Group, Inc., Imperial Automotive Group, Inc. and Starcraft Southwest, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company's customers operate in the automotive industry. The Company sells conversion units throughout the United States, and export sales are principally to locations in Japan, Korea, and northern Europe. Credit is extended to customers based on an evaluation of the customer's financial condition, and when credit is extended collateral is generally not required. Sales to the Company's largest customer for the years ended September 29, 1996, October 1, 1995, and October 2, 1994 were $18,526,000, $15,185,000 and
$5,009,000, respectively.

Significant Accounting Policies

Cash Equivalents

     Cash equivalents include all highly-liquid investments with a maturity of three months or less.

     The Company maintains deposits in one or more financial institutions which, at times, may be in excess of FDIC insurance limits.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for certain inventories ($8,408,000 at September 29, 1996) and by the first-in, first-out (FIFO) method for all other inventories ($3,100,000 at September 29, 1996).

Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The Company is depreciating buildings over a period of 50 years, building improvements over periods of 5 to 20 years, and equipment over periods of 3 to 12 years.

Goodwill

     Goodwill is amortized by the straight-line method over a period of 25 years and is stated net of accumulated amortization of $482,000 and $257,000 at September 29, 1996 and October 1, 1995, respectively.

Warranties

     The Company follows the policy of accruing an estimated liability for warranties at the time the warranted products are sold.

Revenue Recognition

     The Company generally manufactures products based on specific orders from customers. Shipments are generally made by common carrier after receiving authorization from the customer, and revenue is generally recognized upon shipment. Net sales do not include the cost of chassis (see Note 7).

Stock Based Compensation

     The Company periodically grants stock options for a fixed number of shares to employees. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Changes

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which required impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company's long-lived assets are assessed for potential impairment whenever existing facts and circumstances indicate the carrying value of those assets may not be recoverable. The adoption of SFAS 121 in fiscal 1996 had no effect on the Company's financial statements.

Seasonality

     The Company's business is seasonal. Sales are generally higher during the spring and summer months of the year.

Fiscal Year

     The Company's fiscal year ends on the Sunday closest to September 30. The years ended September 29, 1996, October 1, 1995, and October 2, 1994 each contain 52 weeks.

2. Inventories

The composition of inventories at September 29, 1996 and October 1, 1995 is as follows:

(in thousands)                    1996            1995
-------------------------------------------------------
Raw materials                 $   7,126        $  6,808
Work-in-process                   1,786           2,340
Finished goods                    2,596           2,565
                              ---------        --------
                              $  11,508        $ 11,713
                              =========        ========


     The use of the LIFO method of determining the cost of inventories did not have a material effect on inventories at September 29, 1996 and October 1, 1995 or net income for the years then ended.

3. Debt Arrangements

     The Company has a bank line of credit totaling $15 million, none of which was outstanding at September 29, 1996. Borrowings under this line of credit bear interest at the prime rate of the lending bank (8.25% at September 29, 1996), or at the Company's option, LIBOR plus 1.25%, and are unsecured. This facility expires in January 1998.

     At  September  29,  1996,  the  Company  has a  note  payable  to  Imperial
Industries, Inc. for $323,000 resulting from additional consideration paid as part of the acquisition of its assets (see Note 6). The note is due in monthly installments of $55,178 including interest at 8% with the final installment due March 1997.

     Interest expense for the years ended September 29, 1996, October 1, 1995, and October 2, 1994, was approximately $305,000, $224,000, and $15,000, respectively.

4. Income Taxes

Federal and state income taxes, all of which were domestic, consist of the following:

Year Ended          Sept. 29,       Oct. 1,        Oct. 2,
(in thousands)        1996            1995           1994
-----------------------------------------------------------
Current:
   Federal         $  (103)         $ 1,272         $ 2,011
   State                55              378             457
                   -------          -------         -------
                       (48)           1,650           2,468
Deferred:
   Federal              54               83              41
   State                14               20               8
                   -------          -------         -------
                        68              103              49
                   -------          -------         -------
                   $    20          $ 1,753         $ 2,517
                   =======          =======         =======

The provisions for income taxes are different from amounts that would otherwise be computed by applying a federal statutory rate of 34% to income taxes. A reconciliation of the differences is as follows:

Year Ended               Sept. 29,       Oct. 1,           Oct. 2,
(in thousands)             1996             1995            1994
------------------------------------------------------------------
Rate applied to
   pre-tax income        $    44          $ 1,533         $ 2,141
State taxes, net of
   federal benefit            46              182             372
Foreign sales
   corporation              (205)              --              --
Other, net                   135               38               4
                         -------          -------         -------
                         $    20          $ 1,753         $ 2,517
                         =======          =======         =======


     The composition of the deferred tax assets and liabilities at September 29, 1996 and October 1, 1995 is as follows:

(in thousands)                           1996               1995
-----------------------------------------------------------------
Deferred tax liabilities:
   Accelerated depreciation             $(330)             $(247)
   Inventory basis difference             (64)              (127)
   Other                                  (84)               (59)
                                        -----              -----
                                         (478)              (433)

Deferred tax assets:
   Nondeductible accruals:
      Warranty                            378                450
      Other                               175                126
                                        -----              -----
                                          553                576
                                        -----              -----
Net deferred tax assets                 $  75              $ 143
                                        =====              =====



5. Compensation Plans

     The Company sponsors a qualified profit-sharing plan, more commonly known as a 401(k) plan, for all of its employees with over six months of service. The plan provides for a matching contribution by the Company of the employee's salary deduction, up to 6% of compensation. In addition, the plan provides for a discretionary contribution annually as determined by the Board of Directors. The amounts charged to expense for the years ended September 29, 1996, October 1, 1995, and October 2, 1994 for this plan were approximately $107,000, $470,000, and $364,000, respectively.

     The Company sponsors a qualified stock option plan with 380,000 shares of common stock reserved for options to key employees and directors. Under the plan, options may not be granted at prices below 85% of the current market value of the stock at the date of the grant. All options awarded through September 29, 1996 have been at fair market value on the date of grant. For the year ended September 29, 1996, the effect of the stock options in computing earnings per common share was antidilutive.

The following is a summary of transactions of shares under option for the years ended September 29, 1996, October 1, 1995, and October 2, 1994.

                                                Year Ended
------------------------------------------------------------------------------
                               1996                1995                1994
------------------------------------------------------------------------------
Outstanding, beginning
   of year                    311,850             241,350             166,850
Granted during
   the year                   171,000             167,000              79,500
Canceled during
   the year                  (113,001)            (96,500)             (5,000)
                             --------             -------              ------
Outstanding,
   end of year                369,849             311,850             241,350
                              =======             =======             =======


Eligible, end of
   year for exercise
   currently (between
   $3.875 and $10
   per share)                 354,349             248,076             118,105
                              =======             =======             =======


     The Company sponsors a qualified stock option plan with 40,000 shares of common stock reserved for options to certain sales representatives who are not employees of the Company. Under this plan, options may not be granted at prices below 85% of the current market value of the stock at the date of grant. All options awarded through September 29, 1996 have been at fair market value on the date of grant. There were 5,500 options outstanding as of September 29, 1996. For the year ended September 29, 1996, the effect of the stock options in computing earnings per common share was antidilutive.

6. Business Combination

     On July 3, 1994, the Company acquired the assets and assumed certain liabilities of Imperial Industries, Inc. (Imperial), a manufacturer of van conversions. The purchase price of the acquired assets was $3,900,000 in cash and 130,000 shares of the Company's common stock with a value of $910,000.

     Based upon Imperial achieving certain pre-tax net profits for the calendar year 1994, the Company was required to pay additional consideration of $1.22 million in the form of a 24 month note (see Note 3). This consideration was recorded as an addition to goodwill in 1995.

     Unaudited pro forma consolidated results of operations for the year ended October 2, 1994 as though the acquisition of Imperial had occurred as of October 3, 1993 are as follows (in thousands, except per share data):

        Net sales                             $ 109,582
        Net income                                4,504
        Earnings per common and
           common equivalent share                 1.07

     The above pro forma results of operations reflect adjustments for amortization of goodwill, imputed interest on borrowed funds, and income taxes. The pro forma amounts do not purport to be indicative of what would have occurred had the acquisition been made as of October 1, 1993 or of results which may occur in the future.

7. Consignment Arrangements

     The Company obtains vehicle chassis for modification from major vehicle manufacturers (OEMs) under consignment and restricted sales agreements. These agreements generally provide that (i) the Company may not obtain certificates of origin or other evidence of ownership of chassis, (ii) modification must conform to standards specified by OEMs, and (iii) modifications generally are performed only after a sale has been negotiated with an OEM approved dealer. The Company generally ships converted chassis only after dealer acceptance has been approved by the OEM. The OEMs bill the dealer and provide warranty for the chassis.

     The agreements are secured by various credit arrangements with the OEMs. The OEMs may require the Company to purchase chassis in the event that the restricted sales agreements are terminated. Chassis purchases required by the terms of these arrangements were not material during the periods covered by the accompanying financial statements. The Company pays the OEMs a nominal carrying charge for the first 90 days that it possesses a chassis. After 90 days, the carrying charges accelerate to approximate market interest rates. Throughout the consignment period, the Company is subject to the risk of decline in value of consigned chassis.

     Consistent with the practice in their industry, the Company accounts for chassis as consignment inventory. Accordingly, the Company records chassis inventory and related obligations only in the event they are required to purchase chassis from the OEM. Provisions for decline in chassis value are recognized when, in management's estimation, such provisions are necessary. Provisions for decline in chassis value, chassis inventory and chassis sales are not material to the accompanying financial statements.

     At September 29, 1996, the Company has possession of chassis in the aggregate amount of $45,167,000 (of which $4,615,000 related to chassis on consignment for periods exceeding 90 days) and has total chassis line availability between $73.7 million and $83.9 million based on the time of year. Carrying charges on consignment chassis, which are presented in cost of goods sold, for the years September 29, 1996, October 1, 1995, and October 2, 1994 were approximately $1,729,000, $2,046,000, and $795,000, respectively. The OEMs have also instituted incentive rebates to second-stage manufacturers based on the number of chassis delivered to dealers. Those incentives reduced cost of goods sold by approximately $1,135,000, $1,415,000, and $1,075,000 in 1996,
1995, and 1994, respectively.

8. Research and Development

     The Company incurs costs to improve the appeal and safety of its products. Research and development costs are charged to operations when incurred. Amounts charged to operations for the years ended September 29, 1996, October 1, 1995, and October 2, 1994 were approximately $893,000, $726,000, and $792,000, respectively.

9. Commitments

     The Company leases certain of its facilities and equipment. The total rental expense for the years ended September 29, 1996, October 1, 1995, and October 2, 1994 is $490,000, $295,000, and $50,000, respectively. Rental commitments at September 29, 1996 for long-term noncancelable operating leases are as follows:

                             1997           $386,000
                             1998            135,000
                             1999             14,000
                             2000              6,000
                             2001              5,000
                                            --------
                                            $546,000
                                            ========


10. Unaudited Interim Financial Information

     Presented below is certain unaudited quarterly financial information for the years ended September 29, 1996 and October 1, 1995.

(in thousands, except share data)

                                          Quarter Ended
--------------------------------------------------------------------------
                      Dec. 31,       March 31,      June 30,     Sept. 29,
                       1995           1996           1996          1996
--------------------------------------------------------------------------
Net sales            $ 15,658       $ 23,063       $ 31,507      $ 28,737
Gross profit            1,538          1,717          6,276         5,765
Net income
   (loss)              (1,142)        (1,229)         1,414         1,067
Earnings (loss)
   per common
   share                 (.27)          (.30)           .34           .26


                                            Quarter Ended
--------------------------------------------------------------------------
                      Jan. 1,         April 2,        July 2,      Oct. 1,
                       1995            1995            1995         1995
--------------------------------------------------------------------------
Net sales             $25,558         $31,759         $30,973      $24,770
Gross profit            4,443           5,105           6,473        4,347
Net income                352             848           1,402          155
Earnings
   per common
   share                  .08             .20             .33          .04

11. Subsequent Event

     In October 1996, the Company finalized its plan to consolidate the operations of the Imperial Automotive Group manufacturing operation, located in Elkhart, Indiana, into Starcraft Automotive Group's manufacturing complex in Goshen, Indiana during December 1996. The Company estimates that a $700,000 pre-tax restructuring charge in connection with this plant consolidation will be recorded in the first quarter of fiscal 1997.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Previously reported in the Registrant's Form 10-K for the fiscal year ending October 1, 1995.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or before January 27, 1997.


Item 11. EXECUTIVE COMPENSATION.

         Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or before January 27, 1997.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or before January 27, 1997.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or before January 27, 1997.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a) List the following documents filed as a part of the report:

Financial Statements (as of and for the fiscal periods ended September 29, 1996, October 1, 1995 and October 2, 1994):

         Balance Sheets
         Statements of Income
         Statements of Cash Flows
         Statements of Shareholders' Equity
         Notes to Financial Statements

(b)      Reports on Form 8-K

         Registrant filed no reports on Form 8-K during the quarter ending September 29, 1996.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index beginning on page E-1.

(d) The following financial statement schedule is filed as a part of this report:

         (i)      Valuation and Qualifying Accounts and Reserves.

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have been omitted.

                     STARCRAFT CORPORATION AND SUBSIDIARIES


                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Dollars in Thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                             Balance at                                Deductions from
                                            Beginning of          Charged to            Additions to          Balance at Close
                                               Period             Operations             Reserves(a)              of Period
----------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
-deducted from accounts  receivable,
trade, in the consolidated balance sheets:

52 weeks ended September 29, 1996                $  57                $  --                 $    (6)                   $  51

52 weeks ended October 1, 1995                   $  60                $  --                 $    (3)                   $  57

52 weeks ended October 2, 1994                   $  41                $  --                 $    19 (b)                $  60

------------
(a)      Write-off of bad debts, less recoveries.

(b) Includes $20 acquired as part of acquisition of assets of Imperial Industries, Inc.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                                     STARCRAFT CORPORATION

DATE: December 27, 1996                       By:     /s/  Kelly L. Rose
                                                      --------------------------
                                                      Kelly L. Rose,
                                                       Chairman and Chief
                                                       Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of December, 1996:


1)      Principal Executive Officer:

   By:   /s/  Kelly L. Rose                 Chairman, Chief Executive Officer
         ----------------------
                  Kelly L. Rose


(2)      Principal Financial/Accounting Officer:

   By:   /s/  Michael H. Schoeffler         President, Chief
         ----------------------             Financial Officer, Treasurer,
                  Michael H. Schoeffler     Secretary

(3)      The Board of Directors:

   By:   /s/  Kelly L. Rose                 Director
         ----------------------
                  Kelly L. Rose

   By:   /s/  Frank K. Martin               Director
         ----------------------
                  Frank K. Martin

   By:   /s/  L. Craig Fulmer               Director
         ----------------------
                  L. Craig Fulmer

   By:   /s/  David J. Matteson             Director
         ----------------------
                  David J. Matteson

   By:   /s/  Allen H. Neuharth             Director
         ----------------------
                  Allen H. Neuharth

                                  EXHIBIT INDEX

Reference to                                                         Sequential
Regulation S-K                                                         Page
Exhibit Number               Document                                  Number

2.1      Asset  Purchase  and  Sale  Agreement  between  Imperial
         Industries, Inc. and the Registrant, dated June 2, 1994.
         Incorporated   by   reference  to  Exhibit  2.1  to  the
         Registrant's  Form  8-K,  as  amended,  filed  with  the
         Securities Exchange Commission on July 20, 1994.                  *

3.1      Registrant's  Articles  of  Incorporation,  as  amended.
         Incorporated   by   reference  to  Exhibit  3.1  to  the
         Registrant's  Form 10-K for the year  ending  October 1,
         1995.                                                             *

3.2      Registrant's Code of By-Laws, as amended.                        [ ]

3.3      Form of Share Certificate.                                        **

4.1      Article  6  -  "Terms  of  Shares"   and   Article  9  -
         "Provisions for Certain  Business  Combinations"  of the
         Registrant's Articles of Incorporation, as amended.

4.2      Article  III  -  "Shareholder  Meetings",  Article  VI -
         "Certificates  for Shares" and Article VII -  "Corporate
         Books and Records - Section 3" of the Registrant's Code of By-Laws, as amended.

4.3      Amended  and  Restated  Credit  Agreement   between  the
         Registrant  and  Bank  One  Indianapolis,   N.A.,  dated
         November 30, 1994.  Incorporated by reference to Exhibit
         4.6 for the fiscal year ending October 2, 1994.                   *

4.4      First Amendment to Amended and Restated Credit Agreement
         between the Registrant and Bank One, Indianapolis,  N.A.
         dated  March  7,  1995.  Incorporated  by  reference  to
         Exhibit  10(2)  to the  Registrant's  Form  10-Q for the
         quarter ending April 2, 1995.                                     *

10.1(a)  The Starcraft Automotive Corporation Stock Incentive Plan.        **

10.1(b)  The Starcraft Corporation 1997 Stock Incentive Plan.             [ ]

10.2     Form  of  Tax   indemnification   agreement   among  the
         Registrant,  Mr. Kash,  Mr. Rose,  Mr.  Newberry and Mr.
         Hardin,  dated  as of July  21,  1993.  Incorporated  by
         reference   to   Exhibit   10.7   of  the   Registrant's
         registration  statement on Form S-1, Reg. No. 33- 63760.          *

10.3(a)  Employment  Agreement  with  Kelly L. Rose dated June 2,
         1993.  Incorporated by reference to Exhibit  10.10(a) of
         the Registrant's Form S-1.                                        **

10.3(b)  Employment  Agreement  with Kelly L. Rose dated December
         12, 1996.                                                        [ ]

10.3(c)  Consulting   Agreement  with  Allen  H.  Neuharth  dated
         September 15, 1993. Incorporated by reference to Exhibit
         10.3(k)  of the  Registrant's  Form 10-K for the  fiscal
         year ending October 2, 1994.                                      *

10.3(d)  Employment  Agreement between the Registrant and Michael
         H.  Schoeffler  dated January 16, 1995.  Incorporated by
         reference to Exhibit  10.3(m) of the  Registrant's  Form
         10-K for the year ending October 1, 1995.                         *

10.3(e)  Employment  Agreement between the Registrant and Michael
         H. Schoeffler dated December 12, 1996.                           [ ]

10.4     Inventory Loan and Security Agreement by and between the
         Registrant and General Motors Acceptance Corporation, as
         amended.  Incorporated  by reference to Exhibit 10.13 of
         the Registrant's Form S-1.                                        **

10.5     Agreement  by and  between  the  Registrant  and General
         Motors  Acceptance  Corporation  dated February 7, 1991.
         Incorporated  by  reference  to  Exhibit  10.14  of  the
         Registrant's Form S-1.                                            **

10.6     Intercreditor    Agreement    between   General   Motors
         Acceptance Corporation and Bank One, Indianapolis,  N.A.
         dated July 21, 1992. Incorporated by reference to
         Exhibit 10.16 of the Registrant's Form S-1.                       **

10.7     Authorized   Converter   Pool   Agreement   between  the
         Registrant  and Ford Motor Company dated May 7, 1991 and
         amended  May  7,  1991.  Incorporated  by  reference  to
         Exhibit 10.17 of the Registrant's Form S-1.                       **

10.8     Wholesale  Financing and Security  Agreement between the
         Registrant and Ford Motor Credit Company dated April 17,
         1991.  Incorporated by reference to Exhibit 10.18 of the
         Registrant's Form S-1.                                            **

10.9     Intercreditor   Agreement   between  Ford  Motor  Credit
         Company and Bank One, Indianapolis,  N.A. dated July 17,
         1992.  Incorporated by reference to Exhibit 10.20 of the
         Registrant's Form S-1.                                            **

10.10    Truck  Consignment  Agreement between the Registrant and
         Chrysler Corporation dated August 29, 1991. Incorporated
         by reference to Exhibit 10.21 of the  Registrant's  Form
         S-1.                                                              **

10.11    License  Agreement  by and  between the  Registrant  and
         AlliedSignal, Inc. dated February 18, 1993. Incorporated
         by reference to Exhibit 10.22 of the  Registrant's  Form
         S-1.                                                              **

10.12    Agent Agreement by and between the Registrant,  Mitsui &
         Co. (U.S.A.), Inc. and Mitsui & Co., Ltd. dated March 1,
         1993.  Incorporated by reference to Exhibit 10.23 of the
         Registrant's Form S-1.                                            **

10.13    License  Agreement  by and  between the  Registrant  and
         Starcraft   RV,   Inc.   dated   September   12,   1991.
         Incorporated  by  reference  to  Exhibit  10.24  of  the
         Registrant's Form S-1.                                            **

10.14    License  Agreement  by and  between the  Registrant  and
         Starcraft Recreational Products,  Ltd. dated January 18,
         1991.  Incorporated by reference to Exhibit 10.25 of the
         Registrant's Form S-1.                                            **

10.15    Contract  for  Conditional  Sale of Real  Estate  by and
         between  the   Registrant  and  the  Harold  A.  Schrock
         Revocable  Trust  dated  December  20,  1991 and amended
         February 28, 1992.  Incorporated by reference to Exhibit
         10.26 of the Registrant's Form S-1.                               **

10.16(a) Directors'  Share Plan,  restated  effective  October 1,
         1995.  Incorporated by reference to exhibit  10.16(a) of
         the  Registrant's  Form 10-K for the year ending October
         1, 1995.                                                          *

10.16(b) Directors'  Compensation Deferral Plan effective October
         1, 1995.  Incorporated by reference to Exhibit  10.16(b)
         of the  Registrant's  Form  10-K  for  the  year  ending
         October 1, 1995.                                                  *

10.17    Ford   Authorized   Convertor  Pool  Agreement   between
         Imperial Automotive Group, Inc. and Ford Motor Co. dated
         June 29,  1994.  Incorporated  by  reference  to Exhibit
         10.19 of the Registrant's  Form 10-K for the fiscal year
         ending October 2, 1994.                                           *

10.18    Inventory Loan and Security  Agreement  between Imperial
         Automotive  Group,  Inc. and General  Motors  Acceptance
         Corporation   dated  June  20,  1994.   Incorporated  by
         reference to Exhibit 10.20 of the Registrant's Form 10-K
         for the fiscal year ending October 2, 1994.                       *

10.19    Ford Authorizing  Converter Pool Agreement  between Ford
         Motor Co. and Imperial Automotive Group, Inc. dated June
         29, 1994.  Incorporated by reference to Exhibit 10.21 of
         the  Registrant's  Form 10-K for the fiscal  year ending
         October 2, 1994.                                                  *

10.20    Intercreditor    Agreement    between   General   Motors
         Acceptance  Corporation and Bank One Indianapolis,  N.A.
         dated  July  15,  1994.  Incorporated  by  reference  to
         Exhibit  10.24  of the  Registrant's  Form  10-K for the
         fiscal year ending October 2, 1994.                               *

10.21    GMC Truck Special Vehicle Manufacturers Agreement by and
         between  Starcraft  Automotive Group, Inc. and GMC Truck
         Division,  Truck & Bus Group, General Motors Corporation
         dated  February 1, 1995.  Incorporated  by  reference to
         Exhibit 10.21 of the Registrant's Form 10-K for the year
         ending October 1, 1995.                                           *

10.22    GMC  Truck  Special  Vehicle  Manufacturer's   Agreement
         between  Imperial  Automotive  Group,  Inc.  and the GMC
         division  of  General   Motors   Corporation   effective
         February 1, 1995.  Incorporated  by reference to Exhibit
         10.22 of the Registrant's  Form 10-K for the year ending
         October 1, 1995.                                                  *


10.23    Lease between Imperial  Automotive  Group, Inc. and Beck
         Real  Estate   Corporation   dated   February  3,  1995.
         Incorporated   by   reference   to  Exhibit  10  to  the
         Registrant's Form 10-Q for the quarter ending January 1,
         1995.                                                             *


10.24    Guaranty  of  Starcraft  Automotive  Group,  Inc. to the
         obligations  of Starcraft  Corporation to General Motors
         Acceptance   Corporation   dated   February   9,   1995.
         Incorporated  by  reference  to  Exhibit  10.23  of  the
         Registrant's  Form 10-K for the year  ending  October 1,
         1995.                                                             *


10.25    Guaranty  of  Starcraft  Automotive  Group,  Inc. to the
         obligations of Imperial Automotive Group, Inc.to General
         Motors  Acceptance  Corporation  dated February 9, 1995.
         Incorporated  by  reference  to  Exhibit  10.25  of  the
         Registrants  Form 10-K for the year  ending  October  1,
         1995.                                                             *


10.26    Promissory   Note  from  the   Registrant   to  Imperial
         Industries,  Inc. dated April 1, 1995.  Incorporated  by
         reference to Exhibit 10(3) to the Registrant's Form 10-Q
         for the quarter ending April 2, 1995.                             *

10.27    Chevrolet Quality Approved  Converters Program Agreement
         by and between  Starcraft  Automotive  Group,  Inc.  and
         Chevrolet  Motor  Division,  General Motors  Corporation
         dated  April 10,  1995.  Incorporated  by  reference  to
         Exhibit 10.27 of the Registrant's Form 10-K for the year
         ending October 1, 1995.                                           *

10.28    Chevrolet  Quality Approved  Converters  Program between
         Imperial  Automotive Group, Inc. and Chevrolet  division
         of General  Motors  Corporation  dated  April 10,  1995.
         Incorporated  by  reference  to  Exhibit  10.28  of  the
         Registrant's  Form 10-K for the year  ending  October 1,
         1995.                                                             *

10.29    Agreement  between  Chrysler  Corporation  and Starcraft
         Automotive Group, Inc. dated July 1, 1995.  Incorporated
         by reference to Exhibit 10.29 of the  Registrant's  Form
         10-K for the year ending October 1, 1995.                         *

10.30    Pool  Company   Wholesale   Finance  Plan  and  Security
         Agreement   between  Chrysler  Credit   Corporation  and
         Starcraft  Automotive  Group,  Inc.  dated July 1, 1995.
         Incorporated  by  reference  to  Exhibit  10.30  of  the
         Registrant's  Form 10-K for the year  ending  October 1,
         1995.                                                             *

10.31    Agreement  between  Chrysler  Corporation  and  Imperial
         Industries,  Inc.  dated July 1, 1995.  Incorporated  by
         reference to Exhibit 10.31 of the Registrant's Form 10-K
         for the year ending October 1, 1995.                              *

10.32    Pool  Company   Wholesale   Finance  Plan  and  Security
         Agreement   between  Chrysler  Credit   Corporation  and
         Imperial   Industries,   Inc.   dated   July  1,   1995.
         Incorporated  by  reference  to  Exhibit  10.32  of  the
         Registrant's  Form 10-K for the year  ending  October 1,
         1995.                                                             *

10.33    Promissory  Note  from Duke T. Hale  dated  November  4,
         1995.  Incorporated by reference to Exhibit 10(1) to the
         Registrant's  Form 10-Q for the quarter  ending April 2,
         1995.                                                             *

11       Computation of Earnings Per Share                                [ ]

21       Subsidiaries of the Registrant.                                  [ ]

23 (a)   Consent of Ernst & Young LLP.                                    [ ]

23 (b)   Consent of McGladrey & Pullen, LLP

27       Financial Data Schedule

*        Incorporated   by   reference   as   indicated   in  the
         description.

** Incorporated by reference to the exhibit, bearing the corresponding exhibit number to the Registrant's registration statement on Form S-1, Reg. No. 33-63760, unless another exhibit number is listed in the above description.