Form 10-Q
period 1996-12-29
STARCRAFT CORP /IN/
filed 1997-02-12
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the quarter ended December 29, 1996

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

                       Yes  |X|                        No  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 7, 1997 - 4,118,600 shares of Common Stock, without par value.

STARCRAFT CORPORATION
Form 10-Q



                                                     - INDEX -



PART I.           FINANCIAL INFORMATION                                     PAGE

 Item 1.    Financial Statements

            Balance Sheets - December 29, 1996 (Unaudited)                    1
            and September 29, 1996 (Audited)

            Statements of Operations (Unaudited) for the 3 months ended       2
            December 29, 1996 and December 31, 1995

            Statements of Cash Flows (Unaudited) for the 3 months ended       3
            December 29, 1996 and December 31, 1995

            Notes to Financial Statements                                   4-6


 Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       7-9


PART II.    OTHER INFORMATION

 Item 6.    Exhibits and Reports on Form 8-K                                 10


SIGNATURES                                                                   11

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

BALANCE SHEETS
                                                   December 29,   September 29,
                                                       1996            1996
                                                   ------------   -------------
ASSETS                                                 (Dollars in Thousands)
Current Assets
     Cash and cash equivalents ...................   $   819         $ 1,366
     Trade receivables, less allowance for
     doubtful accounts of $51,000 ................     4,714           9,165
     Manufacturers' rebates receivable ...........     1,254           1,079
     Recoverable income tax ......................       855              --
     Inventories .................................    10,783          11,508
     Other .......................................       472             330
                                                     -------         -------
         Total current assets ....................    18,897          23,448
Property and Equipment, at cost
     Land, buildings, and improvements ...........     5,927           6,033
     Machinery and equipment .....................     4,529           4,430
                                                     -------         -------
                                                      10,456          10,463
     Less accumulated depreciation ...............     2,886           2,697
                                                     -------         -------
                                                       7,570           7,766

     Goodwill, at amortized cost .................     5,084           5,140
     Other assets ................................       161             170
                                                     -------         -------
                                                     $31,712         $36,524
                                                     =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable, trade .....................   $ 3,727         $ 9,330
     Accrued expenses:
         Warranty ................................     1,353           1,600
         Compensation & related expenses .........       332             882
         Taxes ...................................       889           1,280
         Other ...................................     1,738           1,557
     Current maturities of long-term debt ........       163             323
                                                     -------         -------
     Total current liabilities ...................     8,202          14,972
Long Term Debt, less current maturities ..........     3,300              --
Shareholders' Equity
     Preferred stock, no par value;
         authorized 2,000,000 shares,
         -0- shares issued
     Common Stock, no par value;
         10,000,000 shares authorized
         4,118,600 shares issued in fiscal 1997 and
         4,171,600 issued in fiscal 1996 .........    13,971          13,971
     Additional paid-in capital ..................     1,008           1,008
     Retained Earnings ...........................     5,231           6,573
                                                     -------         -------
         Total shareholders' equity ..............    20,210          21,552
                                                     -------         -------
                                                     $31,712         $36,524
                                                     =======         =======

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF OPERATIONS
                                                     3 Months Ended
                                          Dec. 29, 1996        Dec. 31, 1995
                                       (Dollars in thousands, except share data)
Net Sales
     Domestic ......................     $    12,589             $    13,981
     Export ........................           5,080                   1,677
                                         -----------             -----------
                                              17,669                  15,658

Cost of Goods Sold .................          15,641                  14,120
                                         -----------             -----------
     Gross profit ..................           2,028                   1,538

Operating Expenses
     Selling and promotion .........           1,711                   1,778
     General and administrative ....           1,791                   1,618
     Restructure charges ...........             750                       0
                                         -----------             -----------
                                               4,252                   3,396
                                         -----------             -----------
         Operating Loss ............          (2,224)                 (1,858)

Nonoperating (Expense) Income
     Interest, net .................             (60)                    (64)
     Other income, net .............              51                      39
                                         -----------             -----------
                                                  (9)                    (25)
                                         -----------             -----------


       Loss Before Income Taxes.....          (2,233)                 (1,883)

Income Taxes .......................            (891)                   (741)

     NET LOSS ......................     $    (1,342)            $    (1,142)
                                         ===========             ===========

     EARNINGS PER
       COMMON SHARE ................     $     (0.33)            $     (0.27)
                                         ===========             ===========

Common & Common Equivalent
   Shares Outstanding ..............       4,118,600               4,168,800
                                         ===========             ===========

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF CASH FLOWS
                                                          3 Months Ended
                                                  ------------------------------
                                                   Dec. 29, 1996   Dec. 31, 1995
                                                  --------------   -------------
                                                     (Dollars in Thousands)
Cash Flows From (For) Operating Activities
     Net income (loss) .....................      $ (1,342)         $ (1,142)
     Adjustments to reconcile net cash
        provided by operating activities:
         Depreciation & amortization .......           291               285
         Change in assets and liabilities:
              Decrease (increase) in:
                  Receivables ..............         4,276             1,805
                  Inventories ..............           725            (1,756)
                  Other ....................          (997)             (865)
              Increase (decrease) in:
                  Accounts payable .........        (5,603)           (1,221)
                  Accrued expenses .........        (1,007)           (1,438)
                                                 ----------        ---------
         Net Cash (used in)
            operating activities ...........        (3,657)           (4,332)

Cash Flows for Investing Activities
     Purchase of property and equipment               (276)             (295)
     Other .................................           246                (5)
                                                 ----------        ----------
         Net cash (used in)
            investing activities ...........           (30)              (300)
Cash Flows From (For) Financing Activities
     Borrowings on revolving
        credit agreements ..................         6,400              4,400
     Repayments on revolving
        credit agreements ..................        (3,100)                --
     Repurchase of Common Stock ............            --               (140)
     Borrowings (payments)
        on long-term debt ..................          (160)              (148)
                                                 ----------        ----------
         Net cash from financing
            activities .....................         3,140              4,112

Increase (decrease) in
     cash and cash equivalents .............          (547)              (520)
     Cash and cash equivalents,
        beginning of period.................         1,366              1,255
                                                 ----------        ----------
     Cash and cash equivalents,
        end of period.......................     $     819         $      735
                                                 =========         ==========

NOTES TO FINANCIAL STATEMENTS

STARCRAFT CORPORATION

December 29, 1996

--------------------------------------------------------------------------------

Note 1.           Basis of Presentation

                  The accompanying unaudited financial statements of Starcraft Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Reference is made to the Company's audited financial statements set forth in its annual report on Form 10-K for its fiscal year ended September 29, 1996.

                  In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the 3 months ended December 29, 1996, and the 3 months ended December 31, 1995. The results of operations for the 3 months ended December 29, 1996 are not necessarily indicative of the results which may be expected for the year ending September 28, 1997.

Note 2.           Inventories

                  The composition of inventories is as follows (dollars in thousands):

                                     December 29, 1996       September 29, 1996

                  Raw Materials          $6,144                     $7,126
                  Work in Process         1,708                      1,786
                  Finished Goods          2,931                      2,596
                                        -------                    -------
                                        $10,783                    $11,508
                                        =======                    =======

STARCRAFT CORPORATION

--------------------------------------------------------------------------------

Note 3.           Pledges, Assets and Long-Term Debt

                  The Company has a bank line of credit, amended March 1, 1995, totaling $15.0 million of which $3.3 million and $0 million was outstanding at December 29, 1996 and September 29, 1996, respectively. Borrowings under this line of credit bear interest at the prime rate of the lending bank or, at the Company's option, LIBOR plus 1.25%, and are unsecured. This facility expires in January 1998 and is subject to various covenants as defined in the agreement, all of which were complied with at December 29, 1996.

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

                  The agreements are secured by various credit arrangements with the OEMs. The OEMs may require the Company to purchase chassis in the event that the restricted sales agreements are terminated. The Company has not been required to purchase any chassis during the periods covered by the accompanying financial statements. The Company pays the OEMs a nominal carrying charge for the first 90 days. After 90 days the carrying charges accelerate to approximate market interest rates. Throughout the consignment period, the Company is subject to the risk of decline in value of the consigned chassis.

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

                  At December 29, 1996, the Company had possession of chassis in the aggregate amount of $62.3 million of which $20.8 million was over 90 days.

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


Note 5.           Restructure Charges

                  In December 1996 the Company completed the consolidation of its Imperial Automotive Group manufacturing operation into Starcraft Automotive Group's manufacturing complex in Goshen, Indiana. The Company recorded a $750,000 restructure charge in the first quarter of fiscal year 1997 for employee termination costs, leasehold asset write-offs and the recognition of contractual lease obligations.


Note 6.           Subsequent Event

                  The Company announced in January 1997 that it had reached an agreement in principle to acquire National Mobility Corporation of Elkhart, Indiana. National Mobility is one of the nation's largest manufacturers of conversion vehicles for the physically challenged with annual sales in excess of $5 million and assets of $2.7 million. National Mobility will continue to operate out of its Elkhart facilities under its current management.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


                              RESULTS OF OPERATIONS
               Comparison of the 3 months ended December 29, 1996
                     to the 3 months ended December 31, 1995

--------------------------------------------------------------------------------


Net Sales         Net  sales  increased  12.8% in the first  quarter  of 1997 to
                  $17.7  million  compared to $15.7 million in the first quarter of  1996.  Export  sales  increased  $3.4  million  due to the continued early build of 1997 model year product for the Japan market.  1996 export sales were adversely impacted by the lack of minivan chassis availability.  Domestic sales declined 9.9%
                  due to the  reduction  of fullsize  van units and truck sales.
                  The  Company  believes  fullsize  van  sales  continue  to  be
                  negatively   impacted  by  the  popularity  of  sport  utility
                  vehicles.

Gross Profit      For  the 3  months  ended  December  29,  1996,  gross  profit increased 31.9% to $2.0 million (11.5% of net sales) from $1.5 million (9.8% of net sales) for the 3 months ended December
                  31, 1995. The improvement in gross margin is attributable to the increased sales, a decline in material expense and a reduction in the sales discounts to promote prior year models.

Selling and       Selling and  promotion  costs for the 3 months ended  December
Promotion         29, 1996 decreased Promotion 3.8% to $1.7 million (9.7% of net sales) from $1.8 million (11.4% of net sales) for the 3 months ended December 31, 1995. The Company reduced its promotion expenses in anticipation of the decline in the domestic sales market.

General and       General and  administrative  expense  increased  10.7% to $1.8
Administrative    million  (10.1% of net  Administrative  sales)  for the period ended December 29, 1996 from $1.6 million (10.3% of net sales) for the period ended December 31, 1995. Prior year amounts were favorably impacted by a change in estimate related to certain accruals for the Company's retirement plans.

Income Taxes      For the 3 months ended  December  29, 1996,  income taxes were recorded at an effective tax rate of 39.9%, which approximates the 39.4% rate for the 3 months ended December 31, 1995.

Earnings          Earnings  per share  decreased  to a $0.33  loss on  4,118,600
Per Share         average common shares Per Share  outstanding  for the 3 months ended December 29, 1996, from a loss of $0.27 on 4,168,800 average common shares outstanding for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------

The Company has financed its operations through positive cash flow from operations, bank borrowings, and short-term financing from its suppliers.

The Company maintains a bank line of credit with a total credit of $15.0 million. Borrowings under the bank line bear interest at the prime rate of the lending bank, or at the Company's option, LIBOR plus 1.25%. Borrowings at December 29, 1996 and September 29, 1996 were $3.3 million and $0, respectively. The bank line expires in January 1998 and is subject to various covenants, all of which were complied with at December 29, 1996.

In addition to the bank line, the Company has entered into restricted sale agreements with Ford Motor Credit Company, General Motors Acceptance Corporation and Chrysler Credit Corporation pursuant to which the Company obtains van chassis for 90 days at nominal interest rates. If the Company fails to match a chassis with a dealer order within 90 days delivery of the chassis to the Company, the interest under the restricted sale agreements increase to prime rate plus 1%.

Trade accounts receivable and payable were significantly changed at December 29, 1996 relative to September 29, 1996. Accounts receivable decreased to $4.7 million at December 29, 1996, from $9.2 million at September 29, 1996. Trade payables decreased to $3.7 million at December 29, 1996 from $9.3 million at September 29, 1996. Trade accounts receivable and payables changes are a normal consequence of the seasonal aspects of the Company's business and the timing of its international business. A portion of the Company's accounts receivable is represented by international shipments which average a collection time of 45 days. At December 29, 1996, the international shipments included in accounts receivable were $2.4 million versus $5.8 million at September 29, 1996.

Inventories decreased to $10.8 million at December 29, 1996 compared to $11.5 million at September 29, 1996.

The Company incurred $276,000 in property and equipment expenditures for the quarter ended December 29, 1996 primarily for miscellaneous plant improvements.

In December 1996 the Company completed the consolidation of its Imperial Automotive Group manufacturing operation into Starcraft Automotive Group's manufacturing complex in Goshen, Indiana. The consolidation is designed to enhance profitable growth by reducing excess production capacity, personnel count and fixed overhead expenses. The Company recorded a $750,000 restructure charge in the first quarter of fiscal year 1997 for employee termination and other costs ($62,000), leasehold asset write-offs ($256,000) and recognition of contractual lease obligations ($432,000). The Company estimates it will realize annual overhead expense reductions of approximately $1.1 million, primarily from reduced facility costs and personnel reductions.

The foregoing estimates of annual cost savings constitute forward-looking information. In reviewing such information it should be kept in mind that total actual cost savings may differ materially from those set forth above. This forward-looking information is based on various factors and was derived utilizing numerous assumptions. Important assumptions and other important factors that could cause actual cost savings to differ materially from the estimates set forth above include achieving estimated staff reductions while maintaining work flow in the functional areas affected and the assimilation of Imperial production in Starcraft's facility without disruption to product distribution. The failure of such assumptions to be realized may cause the actual annual cost savings to differ materially from the estimates set forth above.

The Company announced in January 1997 that it had reached an agreement in principle to acquire National Mobility Corporation of Elkhart, Indiana. National Mobility is one of the nation's largest manufacturers of conversion vehicles for the physically challenged with annual sales in excess of $5 million and assets of $2.7 million. National Mobility will continue to operate out of its Elkhart facilities under it current management. The proposed acquisition is subject to reaching a definitive agreement and satisfaction of a number of customary conditions. Accordingly, there can be no assurance that the acquisition will be consummated. The cost of the acquisition will be funded internally and through borrowings on the Company's bank credit line.

The Company believes that cash flow from operations, funds available from its bank line, and the continued use of financing arrangements to manage its chassis inventory will be sufficient to satisfy the Company's working capital needs and to fund its expansion.

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







                                         STARCRAFT CORPORATION
                                         (Registrant)



February 12, 1997                By:     /s/      Kelly L. Rose
                                         ---------------------------------------
                                         Kelly L. Rose
                                         Chairman of the Board and
                                         Chief Executive Officer




                                 By:     /s/      Michael H. Schoeffler
                                         ---------------------------------------
                                         Michael H. Schoeffler
                                         President and Chief Financial Officer