Form 10-Q
period 1997-03-30
STARCRAFT CORP /IN/
filed 1997-05-14
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 30, 1997

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

                       Yes  |X|                  No  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 9, 1997 - 4,118,600 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                             March 30, 1997
Form 10-Q



                                    - INDEX -



PART I.           FINANCIAL INFORMATION                                  PAGE

       Item 1.    Financial Statements

                  Balance Sheets - March 30, 1997 (Unaudited)              1
                  and September 29, 1996 (Audited)

                  Statements  of  Operations  (Unaudited)
                  for the three  months ended March 30, 1997 and
                  March 31, 1996 and the six
                  months ended March 30, 1997 and March 31, 1996           2

                  Statements of Cash Flows (Unaudited)
                  for the six months                                       3
                  ended March 30, 1997 and March 31, 1996

                  Notes to Financial Statements                          4-6


       Item 2.    Management's Discussion and Analysis
                  of Financial Condition
                  and Results of Operations                             7-10


PART II.          OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K                        11


SIGNATURES                                                                12

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

BALANCE SHEETS                                                          March 30, 1997   September 29, 1996
                                                                        --------------   ------------------
ASSETS                                                                        (Dollars in Thousands)
Current Assets
     Cash and cash equivalents ........................................  $   631                $ 1,366
     Trade receivables, less allowance for
     doubtful accounts of $51,000 .....................................    7,269                  9,165
     Manufacturers' rebates receivable ................................      400                  1,079
     Recoverable income tax ...........................................    1,936                     --
     Inventories ......................................................   11,757                 11,508
     Other ............................................................      509                    330
                                                                         -------                -------
         Total current assets .........................................   22,502                 23,448
Property and Equipment, at cost
     Land, buildings, and improvements ................................    5,970                  6,033
     Machinery and equipment ..........................................    4,912                  4,430
                                                                         -------                -------
                                                                          10,882                 10,463
     Less accumulated depreciation ....................................    3,111                  2,697
                                                                         -------                -------
                                                                           7,771                  7,766

     Goodwill, at amortized cost ......................................    6,481                  5,140
     Other assets .....................................................      153                    170
                                                                         -------                -------
                                                                         $36,907                $36,524
                                                                         =======                =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable, trade ..........................................  $ 6,684                $ 9,330
     Accrued expenses:
         Warranty .....................................................      974                  1,600
         Compensation & related expenses ..............................      354                    882
         Taxes ........................................................    1,170                  1,280
         Other ........................................................    2,167                  1,557
     Current maturities of long-term debt .............................       --                    323
                                                                         -------                -------
     Total current liabilities ........................................   11,349                 14,972
Long Term Debt, less current maturities ...............................    6,900                     --
Shareholders' Equity
     Preferred stock, no par value;
         authorized 2,000,000 shares,
         -0- shares issued
     Common Stock, no par value;
         10,000,000 shares authorized
         4,118,600 shares issued as
         of March 30, 1997 and September 29, 1996......................   13,971                 13,971
     Additional paid-in capital .......................................    1,008                  1,008
     Retained Earnings ................................................    3,679                  6,573
                                                                         -------                -------
         Total shareholders' equity ...................................   18,658                 21,552
                                                                         -------                -------
                                                                         $36,907                $36,524
                                                                         =======                =======

                                      - 1 -

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF OPERATIONS

                                                            3 Months Ended                              6 Months Ended
                                                --------------------------------------         -----------------------------------
                                                March 30, 1997          March 31, 1996         March 30, 1997       March 31, 1996
                                                --------------          --------------         --------------       --------------
Net Sales
     Domestic     ..........................     $     16,530          $     16,563             $       29,119     $      30,544
     Export       ..........................            2,022                 6,500                      7,102             8,177
                                                -------------         -------------              -------------    --------------
                                                       18,552                23,063                     36,221            38,721

Cost of Goods Sold .........................           17,432                21,346                     33,073            35,466
                                                -------------         -------------              -------------    --------------
     Gross profit ..........................            1,120                 1,717                      3,148             3,255

Operating Expenses
     Selling and promotion .................            2,039                 2,105                      3,750             3,883
     General and administrative ............            1,638                 1,569                      3,429             3,187
     Restructure charges....................               --                    --                        750                --
                                                -------------         -------------              -------------    --------------
                                                        3,677                 3,674                      7,929             7,070
                                                -------------         -------------              -------------    --------------
         Operating Loss ....................           (2,557)               (1,957)                    (4,781)           (3,815)

Nonoperating (Expense) Income
     Interest, net .........................              (85)                  (97)                      (145)             (161)
     Other income, net .....................               58                    50                        109                89
                                                -------------         -------------              -------------    --------------
                                                          (27)                  (47)                       (36)              (72)
                                                -------------         -------------              -------------    --------------

            Loss Before Income Taxes .......           (2,584)               (2,004)                    (4,817)           (3,887)

Income Taxes      ..........................           (1,032)                 (775)                    (1,923)           (1,516)
                                                -------------         -------------              -------------    --------------

     NET LOSS ..............................    $      (1,552)         $     (1,229)            $       (2,894)    $      (2,371)
                                                ==============         =============            ===============    ==============

     EARNINGS PER
       COMMON SHARE ........................    $       (0.37)         $      (0.30)            $        (0.70)    $       (0.57)
                                                ==============         =============            ===============    ==============

Common & Common Equivalent
   Shares Outstanding.......................         4,118,600             4,136,000            $    4,118,600     $   4,152,400
                                                ==============          ============            ==============     =============


PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF CASH FLOWS
                                                       6 Months Ended
                                               March 30, 1997     March 31, 1996
                                               --------------     --------------
Cash Flows From Operating Activities
     Net income (loss) ...................       $ (2,894)            $ (2,371)
     Adjustments to reconcile net cash
        provided by operating activities:
         Depreciation & amortization .....            586                  575
         Change in assets and liabilities:
              Decrease (increase) in:
                  Receivables ............          2,765                 (118)
                  Inventories ............          2,007                  713
                  Other ..................         (2,115)              (1,577)
              Increase (decrease) in:
                  Accounts payable .......         (3,039)                 121
                  Accrued expenses .......         (2,618)              (1,033)
                                                 --------             --------
         Net Cash (used in)
            operating activities .........         (5,308)              (3,690)

Cash Flows for Investing Activities
     Purchase of property and equipment ..           (513)                (658)
     Purchase of net assets of
           National Mobility Corporation .         (1,748)                  --
     Other ...............................            257                   (2)
                                                 --------             --------
         Net cash (used in)
            investing  activities ........         (2,004)                (660)
Cash Flows From (For) Financing Activities
     Borrowings on revolving
        credit agreements ................         10,400                5,700
     Repayments on revolving
        credit agreements ................         (3,500)              (1,500)
     Repurchase of Common Stock ..........             --                 (164)
     Borrowings (payments)
        on long-term debt ................           (323)                (299)
                                                 --------             --------
         Net cash from financing
            activities ...................          6,577                3,737

Increase (decrease) in
     cash and cash equivalents ...........           (735)                (613)
     Cash and cash equivalents,
        beginning of period ..............          1,366                1,255
                                                 --------             --------
     Cash and cash equivalents,
        end of period ....................       $    631             $    642
                                                 ========             ========

NOTES TO FINANCIAL STATEMENTS

STARCRAFT CORPORATION

March 30, 1997

--------------------------------------------------------------------------------


Note 1.           Basis of Presentation

                  The accompanying unaudited financial statements of Starcraft Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Reference is made to the Company's audited financial statements set forth in its annual report on Form 10-K for its fiscal year ended September 29, 1996. Certain 1996 amounts were reclassified to be consistent with the 1997 classification.

                  In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three month and six month periods ended March 30, 1997, and the three month and six month periods ended March 31, 1996. The results of operations for six months ended March 30, 1997 are not necessarily indicative of the results which may be expected for the year ending September 28, 1997.

Note 2.           Inventories

                  The composition of inventories is as follows (dollars in thousands):

                                     March 30, 1997      September 29, 1996
                                     --------------      ------------------
                  Raw Materials          $7,451                $7,126
                  Work in Process         1,884                 1,786
                  Finished Goods          2,422                 2,596
                                        -------               -------
                                        $11,757               $11,508
                                        =======               =======

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


Note 3.           Pledges, Assets and Long-Term Debt

                  The Company has a bank line of credit, last amended effective January 31, 1997, totaling $15.0 million of which $6.9 million and $0 million was outstanding at March 30, 1997 and September 29, 1996, respectively. Borrowings under this line of credit bear interest at the prime rate of the lending bank or, at the Company's option, LIBOR plus 1.25%, and are unsecured. This facility expires in January 1999 and is subject to various covenants as defined in the agreement, all of which were complied with at March 30, 1997.


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

                  At March 30, 1997, the Company had possession of chassis in the aggregate amount of $43.0 million (of which $25.6 million was over 90 days).

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


Note 5.           Restructure Charges

                  In December 1996 the Company completed the consolidation of its Imperial Automotive Group manufacturing operation into Starcraft Automotive Group's manufacturing complex in Goshen, Indiana. The consolidation reduced excess production capacity, personnel count and fixed overhead expenses. The Company recorded a $750,000 restructure charge in the first quarter of fiscal year 1997 for employee termination and other costs ($62,000), leasehold asset write-offs ($256,000) and the recognition of contractual lease obligations ($432,000). The Company estimates it will realize annual overhead expense reductions of approximately $1.1 million, primarily from reduced facility costs and personnel reductions.

Note 6.           Business Acquisition

                  The Company acquired substantially all of the assets and liabilities of National Mobility Corporation of Elkhart, Indiana effective February 28, 1997. National Mobility is one of the nation's largest manufacturers of conversion vehicles for the physically challenged with annual sales in excess of $5 million and assets of $2.7 million. The acquisition has been accounted for as a purchase. The operations of National Mobility Corporation have been included in the income statement starting March 1, 1997.

Note 7.           Recently Adopted Accounting Standard

                  In February 1997 the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share," required to be adopted in 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements calculating primary earnings per share, the dilutive effect of stock options, if any, will be excluded. The impact of Statement 128 on both primary and fully diluted earnings per share is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STARCRAFT CORPORATION

================================================================================

                              RESULTS OF OPERATIONS
               Comparison of the three months ended March 30, 1997
                    to the three months ended March 31, 1996

--------------------------------------------------------------------------------


Net Sales                     Net sales decreased 19.6% in the second quarter of
                              1997 to $18.6 million  primarily due to a decrease
                              of $4.5 million in export sales. Although domestic
                              sales dollars were comparable between periods, the
                              Company's   domestic  unit  sales  declined  22.0%
                              primarily  due to a  significant  reduction in the
                              minivan  conversion  market.  The Company believes
                              that  the  minivan   conversion  market  has  been
                              adversely impacted by the popularity of sport utility vehicles. The unit decline was offset by a 26.0% increase in the average conversion sales dollar per unit, mostly on full-size vans.

                              Prior year export sales in the quarter benefitted from the delayed build of 1996 model year minivans due to chassis availability issues from the first quarter of fiscal year 1996.


Gross Profit                  For the  second  quarter  of  1997,  gross  profit
                              decreased 34.8% to $1.1 million (6.0% of net sales) from $1.7 million (7.4% of net sales) for the second quarter of 1996.

                              Gross profit was adversely impacted by the fixed overhead on the reduced sales volume and a $380,000 increase in interest on consigned chassis. The Company's chassis held over 90 days increased primarily due to excess minivan chassis from the decline in the market for this product.

Selling and                   Selling and promotion costs for the second quarter
Promotion                     of 1997  decreased  3.1% to $2.0 million (11.0% of
                              net sales) from $2.1  million  (9.1% of net sales)
                              for  1996   primarily  due  to  reduced   salesmen
                              commissions on the lower export sales.

General and                   General and administrative  expense increased 4.4%
Administrative                to $1.6 million (8.8% of net sales) for the second
                              quarter of 1997 from $1.57 million (6.8% of net sales) for the comparable period in 1996. The increase is primarily due to the acquisition of National Mobility Corporation.

Income Taxes                  For the second quarter of 1997,  income tax credit
                              was recorded at an effective tax rate of 39.9%, which approximates the 38.7% rate for the 1996 second quarter.

Earnings                      Earnings  per share  decreased  to a $0.37 loss on
Per Share                     4,118,600  average common shares  outstanding  for
                              the 1997 second quarter, from a loss of $0.30 on 4,136,000 average common shares outstanding for the second quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

STARCRAFT CORPORATION


================================================================================
                              RESULTS OF OPERATIONS
                Comparison of the six months ended March 30, 1997
                     to the six months ended March 31, 1996

--------------------------------------------------------------------------------


Net Sales                     Net sales  decreased 6.5% to $36.2 million for the
                              six months ended March 1997 from $38.7 million for the same period in 1996. The $1.1 million decline in 1997 export sales is primarily attributable to reduced sales for the Japan market as a result of the early build of 1997 models in the fourth quarter of fiscal 1996.

Gross Profit                  For the six months ended March 1997,  gross profit
                              decreased 3.3% to $3.1 million (8.7% of net sales) from $3.3 million (8.4% of net sales) for the same period in 1996 as a result of the lower sales volume, offset somewhat by higher average unit conversion pricing on full-size vans described above.

Selling  and                  Selling  and  promotion  costs for the six  months
Promotion                     ended March 1997  decreased  3.4% to $3.8  million
                              (10.4% of net sales) from $3.9 million (10.0% of net sales) for the 1996 period due to the lower sales volume.

General and                   General and administrative  expense increased 7.6%
Administrative                to $3.4  million  (9.5% of net  sales) for the six
                              months ended March 1997 from $3.2 million (8.2% of net sales) for the 1996 period. The increase is attributable to prior year amounts which were favorably impacted by a change in estimate related to certain accruals for the Company's retirement plans.

Income Taxes                  Income tax credit was recorded at an effective tax
                              rate of 39.9% for 1997, approximately the 39.0% rate for the 1996 period.

Earnings                      Earnings  per share  decreased  to a $0.70 loss on
Per Share                     4,118,600  average common shares  outstanding  for
                              the six months ended March 1997 from a $0.57 loss on 4,152,400 average common shares outstanding for the same period in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STARCRAFT CORPORATION

================================================================================
                          LIQUIDITY & CAPITAL RESOURCES

--------------------------------------------------------------------------------

The Company has financed its operations in the first six months of 1997 primarily through bank borrowings.

The Company maintains a bank line of credit with a total credit of $15.0 million. Borrowings under the bank line bear interest at the prime rate of the lending bank, or at the Company's option, LIBOR plus 1.25%. Borrowings at March 30, 1997 and September 29, 1996 were $6.9 million and $0, respectively. The bank line, which was most recently amended in January 1997, expires in January 1999 and is subject to various covenants, all of which were complied with at March 30, 1997.

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

Accounts receivable decreased $1.9 million at March 30, 1997 from September 29, 1996 due to the reduction of international shipments in the second quarter. International accounts receivable average a 45 day collection time. At March 30, 1997, international accounts receivable were $2.0 million versus $5.8 million at September 29, 1996. Recoverable income tax increased due to the Company's operating loss in the first six months of 1997.

Inventories increased to $11.8 million at March 30, 1997 compared to $11.5 million at September 29, 1996 due to the acquisition of National Mobility Corporation. The increase in goodwill is also attributable to this acquisition.

The Company incurred expenditures of $513,000 for the six months ended March 30, 1997, primarily for miscellaneous plant improvements. In December 1996 the Company completed the consolidation of its Imperial Automotive Group manufacturing operation into Starcraft Automotive Group's manufacturing complex in Goshen, Indiana. The consolidation is designed to enhance profitable growth by reducing excess production capacity, personnel count and fixed overhead expenses. The Company recorded a $750,000 restructure charge in the first quarter of fiscal year 1997 for employee termination and other costs ($62,000), leasehold asset write-offs ($256,000) and recognition of contractual lease obligations $(432,000), all of which remain proper estimates as of March 30, 1997. The Company continues to estimate that it will realize annual overhead expense reductions of approximately $1.1 million, primarily from reduced facility costs and personnel reductions.

The foregoing estimates of annual cost savings constitute forward-looking information. In reviewing such information it should be kept in mind that total actual cost savings may differ materially from those set forth above. This forward-looking information is subject to important factors and was derived utilizing numerous assumptions. Important assumptions and other important factors that could cause actual cost savings to differ materially from the estimates set forth above include achieving estimated staff reductions while maintaining work flow in the functional areas affected and the assimilation of Imperial production in Starcraft's facility without disruption to product distribution. The failure of such assumptions to be realized may cause the actual annual cost savings to differ materially from the estimates set forth above.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS   (continued)

STARCRAFT CORPORATION

================================================================================
                          LIQUIDITY & CAPITAL RESOURCES

--------------------------------------------------------------------------------

The Company acquired National Mobility Corporation of Elkhart, Indiana in February 1997. National Mobility is one of the nation's largest manufacturers of conversion vehicles for the physically challenged with annual sales in excess of $5 million and assets of $2.7 million. National Mobility will continue to operate out of its Elkhart facilities under its current management.

For the six month period ended March 30, 1997, the Company financed its operations needs, capital expenditures and acquisition of National Mobility Corporation by borrowing $6.9 million on its bank credit line.

The Company believes that funds available from its bank line, and the continued use of financing arrangements to manage its chassis inventory along with improved cash flow from operations in the second half of 1997 will be sufficient to satisfy the Company's working capital needs and to fund its expansion.

Seasonality and Trends

The Company's business tends to be seasonal, with stronger sales from March through July. This seasonality may be influenced by a number of factors, including atypical weather for any sales region. OEM programs, and the change in the chassis supplier model year. The change in the chassis supplier model year is typically during the first week of September.

The Company anticipates that the domestic market for conversion vans will continue soft at least through the remainder of the fiscal year. The recent labor strike at Chrysler Corporation will adversely impact the availability of Dodge full size vans in the third quarter. In addition, Chrysler has announced its 1998 model change over timetable which will restrict availability of chassis from August 1997 to December 1997. For the six months ended March 30, 1997, 21% of the Company's unit sales were related to Dodge chassis.

The foregoing paragraphs contain forward looking statements regarding cost savings, adequacy of capital resources, seasonality and supply of, and demand for, the Company's products, all of which are subject to a number of important factors which may cause the Company's projections to be materially inaccurate. Some of such factors are described in Item 7 of Part II of the Company's Form 10-K for the year ended September 29, 1996, under "Discussion of Forward-Looking Information."

PART II.          OTHER INFORMATION

       Item 4.    Submission of matters to a vote of Security Holders

                  (a)      Annual   meeting  held   February  25,  1997,
                           in Goshen, Indiana.

                  (b)      Business conducted:

                           1)       Election of Directors
                                    --------------- Votes Cast ---------------
                                           For                   Withheld
                  Kelly L. Rose         3,384,553                176,419
                  David J. Matteson     3,384,578                176,394

                                    After election of above Directors, Board of Directors consist of:

                                            Kelly L. Rose
                                            David J. Matteson
                                            Allen H. Neuharth
                                            Frank K. Martin
                                            L. Craig Fulmer

                           2) Ratification of Auditors for fiscal year ending September 28, 1997.

                                    --------------- Votes Cast ---------------
                                             For         Against         Abstain
                  Ernst & Young, LLP      3,544,647       11,625          4,700

                           3) Approval of 1997 Stock Incentive Plan --------------- Votes Cast ---------------
                                             For         Against         Abstain
                                          2,549,509      361,415         17,355

       Item 6.    Exhibits and Reports on Form 8-K

                  (a)      The following are filed as exhibits to this report.

                           Exhibit No.

                           10(1) Third Amendment to Amended and Restated Credit Agreement effective January 31, 1997 between Starcraft Corporation, Starcraft Automotive Group, Inc., Imperial Automotive Group, Inc. and Bank One, Indianapolis.

                           11       Computation of Earnings (Loss) per share.

                           27       Financial Data Schedule.

                  (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           STARCRAFT CORPORATION
                                                       (Registrant)



May 11, 1997                         By:   /s/      Kelly L. Rose
                                           -------------------------------------
                                           Kelly L. Rose
                                           Chairman of the Board and
                                           Chief Executive Officer




                                     By:   /s/      Michael H. Schoeffler
                                           -------------------------------------
                                           Michael H. Schoeffler
                                           President and Chief Financial Officer