Form 10-Q
period 1997-06-29
STARCRAFT CORP /IN/
filed 1997-08-13
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the quarter ended June 29, 1997

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

                       Yes  |X|                   No  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 8, 1997 - 4,118,600 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                              June 29, 1997
Form 10-Q



                                    - INDEX -



PART I.        FINANCIAL INFORMATION                                        PAGE

    Item 1.    Financial Statements

               Balance Sheets - June 29, 1997 (Unaudited)                      1
               and September 29, 1996 (Audited)

               Statements of Operations (Unaudited) for the three months
               ended June 29, 1997 and June 30, 1996 and the nine
               months ended June 29, 1997 and June 30, 1996                    2

               Statements of Cash Flows (Unaudited) for the nine months        3
               ended June 29, 1997 and June 30, 1996

               Notes to Financial Statements                                 4-6


    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                7-11


PART II.       OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K                               12


SIGNATURES                                                                    13

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

BALANCE SHEETS                                       June 29,      September 29,
                                                       1997            1996
                                                     --------      -------------
ASSETS                                                (Dollars in Thousands)
Current Assets
     Cash and cash equivalents ...................   $   870           $ 1,366
     Trade receivables, less allowance for
          doubtful accounts of $51,000 ...........     9,277             9,165
     Manufacturers' rebates receivable ...........       558             1,079
     Recoverable income tax ......................     2,397                --
     Inventories .................................     9,119            11,508
     Other .......................................       619               330
                                                     -------           -------
         Total current assets ....................    22,840            23,448
Property and Equipment, at cost
     Land, buildings, and improvements ...........     5,868             6,033
     Machinery and equipment .....................     5,162             4,430
                                                     -------           -------
                                                      11,030            10,463
     Less accumulated depreciation ...............     3,335             2,697
                                                     -------           -------
                                                       7,695             7,766

     Goodwill, at amortized cost .................     6,417             5,140
     Other assets ................................       145               170
                                                     -------           -------
                                                     $37,097           $36,524
                                                     =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable, trade .....................   $ 6,611           $ 9,330
     Accrued expenses:
         Warranty ................................     1,154             1,600
         Compensation & related expenses .........       420               882
         Taxes ...................................       927             1,280
         Other ...................................     1,719             1,557
     Current maturities of long-term debt ........        --               323
                                                    -------           -------
     Total current liabilities ...................    10,831            14,972
Long Term Debt, less current maturities ..........     8,300                --
Shareholders' Equity
     Preferred stock, no par value;
         authorized 2,000,000 shares,
         -0- shares issued
     Common Stock, no par value:
         10,000,000 shares authorized,
         4,118,600 shares issued and outstanding
         for fiscal 1997 and fiscal 1996 .........    13,971            13,971
     Additional paid-in capital ..................     1,008             1,008
     Retained Earnings ...........................     2,987             6,573
                                                     -------           -------
         Total shareholders' equity ..............    17,966            21,552
                                                     -------           -------
                                                     $37,097           $36,524
                                                     =======           =======

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF OPERATIONS

                                          3 Months Ended                   9 Months Ended
                                  -----------------------------  ----------------------------
                                  June 29, 1997   June 30, 1996  June 29, 1997  June 30, 1996
                                  -------------   -------------  -------------  -------------
                                            (Dollars in Thousands, except Share Data)
Net Sales
     Domestic ..................    $    16,775    $    23,507    $    45,894    $    54,051
     Export ....................          6,690          8,000         13,792         16,177
                                    -----------    -----------    -----------    -----------
                                         23,465         31,507         59,686         70,228

Cost of Goods Sold .............         20,622         25,231         53,695         60,697
                                    -----------    -----------    -----------    -----------
     Gross profit ..............          2,843          6,276          5,991          9,531

Operating Expenses
     Selling and promotion .....          1,910          2,103          5,660          5,986
     General and administrative           1,753          1,824          5,182          5,011
     Restructure charges .......            260              0          1,010              0
                                    -----------    -----------    -----------    -----------
                                          3,923          3,927         11,852         10,997
                                    -----------    -----------    -----------    -----------
         Operating Income (Loss)         (1,080)         2,349         (5,861)        (1,466)

Nonoperating (Expense) Income
     Interest, net .............           (123)           (81)          (268)          (242)
     Other income, net .........             51             45            160            134
                                    -----------    -----------    -----------    -----------
                                            (72)           (36)          (108)          (108)
                                    -----------    -----------    -----------    -----------


          Income (Loss) Before
           Income Taxes ........         (1,152)         2,313         (5,969)        (1,574)

Income Taxes (Credits) .........           (460)           899         (2,383)          (617)
                                    -----------    -----------    -----------    -----------

     NET INCOME (LOSS) .........    $      (692)   $     1,414    $    (3,586)   $      (957)
                                    ===========    ===========    ===========    ===========

     EARNINGS (LOSS) PER
       COMMON SHARE ............    $     (0.17)   $      0.34    $     (0.87)   $     (0.23)
                                    ===========    ===========    ===========    ===========

Common & Common Equivalent
   Shares Outstanding ..........    $ 4,118,600    $ 4,134,400    $ 4,118,600    $ 4,146,400
                                    ===========    ===========    ===========    ===========

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF CASH FLOWS

                                                                        9 Months Ended
                                                                ----------------------------------
                                                                June 29, 1997        June 30, 1996
                                                                -------------        -------------
                                                                      (Dollars in Thousands)
Operating Activities
     Net loss .................................................  $ (3,586)              $   (957)
     Adjustments to reconcile net cash
        provided by operating activities:
         Depreciation & amortization ..........................       900                    862
         Change in assets and liabilities:
              Decrease (increase) in:
                  Receivables .................................       599                 (3,669)
                  Inventories .................................     4,645                  1,197
                  Other .......................................    (2,686)                   111
              Increase (decrease) in:
                  Accounts payable ............................    (3,112)                 1,078
                  Accrued expenses ............................    (3,063)                  (513)
                                                                 --------               --------
         Net Cash used in
            operating activities ..............................    (6,303)                (1,891)

Investing Activities
     Purchase of property and equipment .......................      (918)                  (785)
     Purchase of assets of
           National Mobility Corporation ......................    (1,756)                    --
     Other ....................................................       504                    (22)
                                                                 --------               --------
         Net cash used in
            investing  activities .............................    (2,170)                  (807)
Financing Activities
     Proceeds from revolving
        credit agreements .....................................    12,200                  7,800
     Repayments on revolving
        credit agreements .....................................    (3,900)                (4,800)
     Repurchase of Common Stock ...............................        --                   (172)
     Payments on long-term debt ...............................      (323)                  (453)
                                                                 --------               --------
         Net cash provided by
            financing activities ..............................     7,977                  2,375
                                                                 --------               --------
     Decrease in cash and
           cash equivalents ...................................      (496)                  (323)
     Cash and cash equivalents,
        beginning of period ...................................     1,366                  1,255
                                                                 --------               --------
     Cash and cash equivalents,
        end of period .........................................  $    870               $    932
                                                                 ========               ========

NOTES TO FINANCIAL STATEMENTS

STARCRAFT CORPORATION

June 29, 1997

================================================================================
Note 1.           Basis of Presentation

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

                  In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three month and nine month periods ended June 29, 1997, and the three month and nine month periods ended June 30, 1996. The results of operations for nine months ended June 29, 1997 are not necessarily indicative of the results which may be expected for the year ending September 28, 1997.

Note 2.           Inventories

                  The composition of inventories is as follows (dollars in thousands):

                                      June 29, 1997      September 29, 1996
                                      -------------      ------------------
                  Raw Materials          $5,330                $7,126
                  Work in Process         1,622                 1,786
                  Finished Goods          2,167                 2,596
                                      ---------               -------
                                         $9,119               $11,508
                                      ---------               -------

STARCRAFT CORPORATION

================================================================================

Note 3.           Pledges, Assets and Long-Term Debt

                  The Company amended its bank line of credit in August 1997. Borrowing, secured by accounts receivables, inventory and equipment, under this $15 million credit line bear interest at the prime rate of the lending bank or, at the Company's option, LIBOR plus .75% to 1.50% depending upon the Company's earning performance during the previous quarter. Unused borrowings bear interest at 1/4% per annum. This facility expires in January 1999 and is subject to various covenants as defined in the agreement.


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

                  At June 29, 1997, the Company had possession of chassis in the aggregate amount of $36.0 million (of which $15.1 million was over 90 days).

STARCRAFT CORPORATION

================================================================================

Note 5.           Restructure Charges

                  In December 1996 the Company completed the consolidation of its Imperial Automotive Group manufacturing operation into Starcraft Automotive Group's manufacturing complex in Goshen, Indiana. The consolidation reduced excess production capacity, personnel count and fixed overhead expenses. The Company recorded a $750,000 restructure charge in the first quarter of fiscal year 1997 for employee termination and other costs ($62,000), leasehold asset write-offs ($256,000) and the recognition of contractual lease obligations ($432,000). As of June 29, 1997, the estimate of the restructure charge is unchanged. The Company estimates it will realize annual overhead expense reductions of approximately $1.1 million, primarily from reduced facility costs and personnel reductions. The estimate is reasonable based on actual experience to date.

                  In June 1997, the Company closed its McGregor, Texas manufacturing facility and sold certain assets of the business. The Company recorded a $260,000 net restructure charge in the third quarter of fiscal year 1997 primarily for the write-down of leasehold improvements at the facility.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STARCRAFT CORPORATION

================================================================================

                              RESULTS OF OPERATIONS
                      Comparison of the three month periods
                      ended June 29, 1997 and June 30, 1996

--------------------------------------------------------------------------------

Net Sales                  Domestic sales declined 28.6% to $16.8 million in the
                           third  quarter of 1997.  The decline is primarily due
                           to reduced  average  conversion  price per unit.  The
                           Company   believes   the  market   shifted  to  lower
                           conversion price vehicles to compete against the increasing levels of sport utility vehicles and minivans offered by the OEMs. The Company's domestic units declined 4.5% in the 1997 period, excluding the impact of the National Mobility acquisition. The
                           Recreational Vehicle Industry Association reported an
                           11% decline in conversion market unit sales for the three months ended May 1997.

                           International sales declined 16.4% to $6.7 million for the three months ended June 29, 1997 compared to the prior year. Prior year international sales benefitted from the early build of 1997 model year minivans.

Gross Profit               Gross profit  decreased  54.7% to $2.8 million (12.1%
                           of net sales) for the third quarter of 1997 from $6.3 million (19.9% of net sales) for the third quarter of 1996.

                           Gross profit was adversely impacted by the fixed overhead on the reduced sales volume and higher chassis carrying costs as a result of increased chassis inventory.

Selling and                Selling  and  promotion  costs for the third  quarter
Promotion                  decreased  9.2% to $1.9  million  (8.1% of net sales)
                           from  $2.1  million  (6.7%  of net  sales)  for  1996
                           primarily due to reduced sales commissions on the lower sales volume.

General and                General and administrative  expense decreased 3.9% to
Administrative             $1.75  million  (7.4%  of net  sales)  for the  third
                           quarter  of 1997  from  $1.82  million  (5.8%  of net
                           sales) for the 1996 period. The decrease is primarily
                           due  to  the  reduced   overhead  from  the  Imperial
                           consolidation,   partially   offset   by   additional
                           administrative expense from the National Mobility acquisition.

Income Taxes               For the third quarter of 1997,  income tax credit was
                           recorded at an effective tax rate of 39.9%, which approximates the 38.9% rate for the 1996 third quarter.

Earnings                   Earnings  per  share  decreased  to a  $0.17  loss on
Per Share                  4,118,600  average common shares  outstanding for the
                           1997 third quarter, from an increase of $0.34 on 4,134,400 average common shares outstanding for the third quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

STARCRAFT CORPORATION

================================================================================

                              RESULTS OF OPERATIONS
                   Comparison of the nine month periods ended
                         June 29, 1997 and June 30, 1996

--------------------------------------------------------------------------------

Net Sales                  Net sales  decreased  15.0% to $59.7  million for the
                           nine months ended June 29, 1997 from $70.2 million for the same period in 1996. The domestic sales reduction is due to a 3% lower average conversion price per unit and a 53% decline in minivan unit sales. The Recreational Vehicle Industry Association reported a 6% decline in domestic market unit sales.
                           The $2.4 million decline in 1997 export sales is primarily attributable to unusually strong sales last year to the Japan market as a result of the early build of 1997 models in the fourth quarter of fiscal
                           1996.

Gross Profit               Gross  profit  for the nine  months  ended  June 1997
                           decreased 37.1% to $6.0 million (10.0% of net sales) from $9.5 million (13.6% of net sales) for 1996 third quarter primarily as a result of the lower sales volume.

Selling and                Selling and promotion costs for the nine months ended
Promotion                  June 1997 decreased 5.4% to $5.7 million (9.5% of net
                           sales) from $6.0 million (8.5% of net sales) for the 1996 quarter due to the lower sales volume.

General and                General and  administrative  expense of $5.2  million
Administrative             approximates  1996  levels.  The slight  increase  is
                           attributable   to  prior  year  amounts   which  were
                           favorably impacted by a change in estimate related to certain accruals for the Company's retirement plans and the acquisition of National Mobility Corporation.

Income Taxes               Income tax credit was  recorded at an  effective  tax
                           rate of 39.9% for 1997, approximating the 39.2% rate for the 1996 period.

Earnings                   Earnings  per  share  decreased  to a  $0.87  loss on
Per Share                  4,118,600  average common shares  outstanding for the
                           nine months ended June 1997 from a $0.23 loss on 4,146,400 average common shares outstanding for the same period in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STARCRAFT CORPORATION

================================================================================

                          LIQUIDITY & CAPITAL RESOURCES

--------------------------------------------------------------------------------

The Company has financed its operations in the first nine months of 1997 primarily through bank borrowings.

The Company amended its bank line of credit in August 1997. Borrowing, secured by accounts receivables, inventory and equipment, under this $15 million credit line bear interest at the prime rate of the lending bank or, at the Company's option, LIBOR plus .75% to 1.50% depending upon the Company's earning performance during the previous quarter. Unused borrowings bear interest at 1/4% per annum. This facility expires in January 1999 and is subject to various covenants as defined in the agreement.

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

Operations used $6.3 million in cash in 1997 compared to $1.9 million in 1996. The additional use of cash in 1997 is primarily attributable to the incremental operating loss of 1997 over 1996 and the National Mobility acquisition.

Trade receivables at June 29, 1997 approximated the September 29, 1996 level. Manufacturers' rebates receivable decreased due to the reduced domestic sales volume. Recoverable income tax increased due to the Company's operating loss in the first nine months of 1997.

Inventories decreased to $9.1 million at June 29, 1997 compared to $11.5 million at September 29, 1996 due to reduced inventory requirements from the lower sales volume. The increase in goodwill is attributable to the National Mobility acquisition.

The  Company  incurred  capital  expenditures  of  $918,000  through  June  1997
primarily  for  miscellaneous  plant  improvements,   new  product  tooling  and
information system upgrade.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

STARCRAFT CORPORATION

================================================================================

                          LIQUIDITY & CAPITAL RESOURCES

--------------------------------------------------------------------------------

In December 1996 the Company completed the consolidation of its Imperial Automotive Group manufacturing operation into Starcraft Automotive Group's manufacturing complex in Goshen, Indiana. The consolidation is designed to enhance profitable growth by reducing excess production capacity, personnel count and fixed overhead expenses. The Company recorded a $750,000 restructure charge in the first quarter of fiscal year 1997 for employee termination and other costs ($62,000), leasehold asset write-offs ($256,000) and recognition of contractual lease obligations $(432,000), all of which remain proper estimates as of June 29, 1997. The Company continues to estimate that it will realize annual overhead expense reductions of approximately $1.1 million, primarily from reduced facility costs and personnel reductions.

In June 1997, the Company closed its McGregor, Texas manufacturing facility and sold certain assets of the business. The Company recorded a $260,000 net restructure charge in the third quarter of fiscal year 1997 primarily for the write-down of leasehold improvements at the facility.

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

STARCRAFT CORPORATION

================================================================================

                          LIQUIDITY & CAPITAL RESOURCES

--------------------------------------------------------------------------------

The Company acquired National Mobility Corporation of Elkhart, Indiana in February 1997. National Mobility is one of the nation's largest manufacturers of conversion vehicles for the physically challenged with annual sales in excess of $5 million and assets of $2.7 million. National Mobility continues to operate out of its Elkhart facilities under its current management.

For the nine month period ended June 29, 1997, the Company financed its operations needs, capital expenditures and acquisition of National Mobility Corporation by borrowing $8.3 million on its bank credit line.

The Company believes that funds available from its bank line, and the continued use of financing arrangements to manage its chassis inventory will be sufficient to satisfy the Company's working capital needs and to fund its expansion.

Seasonality and Trends

The Company's business tends to be seasonal, with stronger sales during March through July. This seasonality may be influenced by a number of factors, including atypical weather for any sales region. OEM programs, and the change in the chassis supplier model year. The change in the chassis supplier model year is typically during the first week of September.

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







                                             STARCRAFT CORPORATION
                                                         (Registrant)



August 11, 1997                      By: /s/ Kelly L. Rose
                                         ----------------------
                                         Kelly L. Rose
                                         Chairman of the Board and
                                         Chief Executive Officer




                                     By: /s/ Michael H. Schoeffler
                                         -------------------------
                                         Michael H. Schoeffler
                                         President and Chief Financial Officer