Form 10-K
period 1997-09-28
STARCRAFT CORP /IN/
filed 1998-01-13
CIK 906473

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20547

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 28, 1997.

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _______________.


                         Commission File number: 0-22048

                              STARCRAFT CORPORATION
             (Exact name of Registrant as specified in its charter)

                 Indiana                                  34-1817634
      (State or other Jurisdiction                     (I.R.S. Employer
    of Incorporation or Organization)                 Identification No.)

        Post Office Box 1903, 2703 College Avenue, Goshen, Indiana 46526
                    (Address of Principal Executive Offices)

        Registrant's telephone number including area code: (219) 533-1105

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
                          Common Share Purchase Rights
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the issuer's voting stock held by non-affiliates, as of January 9, 1998, was 7,224,766.

The number of shares of the Registrant's Common stock, without par value, outstanding as of January 8, 1998, was 4,133,600 shares.

                              STARCRAFT CORPORATION
                                    Form 10-K
                                      Index

                                     PART 1

Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.    Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.   Quantitative and Qualitative Disclosures about Market Risks
Item 8.    Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12.   Security Ownership of Certain Beneficial Owners and Management
Item 13.   Certain Relationships and Related Transactions

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on form 8-K.

SIGNATURES

                                     PART I


ITEM 1.           BUSINESS

Overview

The Company is a leading second-stage manufacturer of custom van, sport utility vehicle ("SUV") and pick-up truck conversions. Starcraft has historically specialized in upscale custom vehicles. With the addition of the Imperial Group ("Imperial") in 1994, the Company offers a full range of conversion vehicles at every consumer price point. In addition, the Company sells vehicle conversions for the physically challenged through its recently acquired National Mobility Corporation. The Company believes it is one of the four largest van conversion manufacturers in the U.S. The Company sells its products to an extensive network of approximately 600 authorized automotive dealers throughout the continental U.S. and overseas. The Company believes the Starcraft name has a long-standing reputation in the vehicle conversion industry for high quality.

Starcraft traces its history to 1903 when Star Tank Company was founded in Goshen, Indiana as a maker of metal farm equipment. Over the course of the century the Company's predecessor became a leading manufacturer of aluminum boats and recreational vehicles and, in the late 1970's, led the automotive conversion industry by producing luxury van conversions for middle and upper income consumers. In 1987, the predecessor's management completed a leveraged buyout and, in 1988, sold the boat manufacturing business. The resulting entity was highly leveraged and eventually sought protection from creditors in a bankruptcy reorganization proceeding in late 1990. On January 18, 1991, the Company purchased the assets of the automotive and recreational vehicle divisions (except for Canadian operations) from Starcraft Van Conversions Corporation and its affiliates, as debtors-in-possession (the "Predecessor"), with bankruptcy court approval. The Company simultaneously sold the recreational vehicle division to a third party. In July 1994, the Company's wholly owned subsidiary, Imperial Automotive Group, Inc., acquired substantially all of the assets of Imperial Industries, Inc. In December 1995, the Company expanded its manufacturing capabilities with a new plant in McGregor, Texas, operated by Starcraft Southwest, Inc., a wholly owned subsidiary. In February 1997, the Company purchased the assets of National Mobility Corporation in Elkhart, Indiana. During fiscal year 1997 the Company closed its Imperial and McGregor, Texas manufacturing facilities and consolidated the operations into its Starcraft Group manufacturing complex in Goshen, Indiana.

The Company was incorporated in Indiana in 1990. Its executive offices are located at 2703 College Avenue, Goshen, Indiana, 46526; telephone (219) 533-1105. The Company has four wholly-owned operating subsidiaries: Starcraft Automotive Group, Inc.; Imperial Automotive Group, Inc., Starcraft Southwest, Inc., and National Mobility Corporation.

Starcraft's principal manufacturing facilities are in Goshen, Indiana, and, as of February 1997, Elkhart, Indiana with its National Mobility operation.

Industry Information

The custom  vehicle  conversion  industry  developed  during  the early  1970's.
Starcraft's Predecessor was a leader in transforming the industry from one oriented toward younger recreational users to one oriented toward more mature automotive customers. The Company believes retail prices of custom vans in the United States for the 1997 model year generally ranged from $20,000 to $40,000. Retail mark-ups vary widely among dealers and are not within the Company's control.

According to the Recreational Vehicle Industry Association ("RVIA"), the average domestic wholesale price to dealers of a van conversion, pick-up truck conversion and SUV conversion (including chassis) during the first nine calendar months of 1997 were $24,500, $18,700 and $28,200 respectively. Because the Company emphasizes high-end, luxury vehicles, Starcraft's average domestic wholesale price to dealers during fiscal 1997, was $27,800, assuming an average cost of chassis to dealers of $20,000. Imperial's average wholesale price to dealers during fiscal 1997 was $23,800 assuming an average cost of chassis to dealers of $20,000.

According to RVIA statistics, approximately 144,000 custom vans were sold by United States conversion manufacturers during calendar 1996 compared to 151,000, 182,000, and 192,000 units in 1995, 1994 and 1993, respectively. RVIA reported sales of 98,000 units through September 1997 and estimates sales of custom vans for calendar 1997 will total 115,000, a 20.1% decrease from 1996 levels. In 1995, RVIA began tracking pick-up truck and SUV conversions. For the nine months ended September 1997, 51,400 of such vehicles were sold by the conversion industry compared to 58,400 in 1996, a 12% decline.

The domestic vehicle conversion industry has declined steadily over the last several years with a significant decline in 1997. The Company believes that the increased popularity of sport utility vehicles and factory minivans, price pressure from higher chassis costs, lower levels of conversion inventory being held on dealer lots and fewer automotive dealers selling conversion products have adversely impacted the market. The Company believes that the changing level of dealer support is due to the growing availability of additional vehicle models to stock on their lots such as sport utility vehicles and a general concern by dealers of the future of the conversion industry.

RVIA statistics are based on reports of its member manufacturers and its estimates with respect to non-member manufacturers. The Company believes RVIA members produce 80% - 85% of conversions produced in the United States.

The Company is the leading exporter of conversion vehicles. Primary markets include Japan and Northern Europe. The recent strengthening of the U.S. dollar and financial turmoil in Asian markets have negatively impacted the Company's export sales and profit margins.

The conversion industry is cyclical and is affected by the general trends of the economy and consumer preferences and consumer confidence and trends of the automotive and recreational vehicle industries. Consumer preferences for sport utility vehicles in recent years has adversely affected demand for conversion products. The level of disposable consumer income affects the Company's sales because its products are generally considered discretionary expenditures by consumers. In difficult economic times, consumers tend to spend less of their income on discretionary items. Other economic factors affecting the demand for the Company's products include the availability and price of gasoline, the level of interest rates and the availability of consumer financing. Reduced gasoline availability could adversely affect the demand for the Company's products. A significant increase in the price of gasoline could reduce demand for the Company's products because it would increase the cost of operating these products. Because many consumers finance their purchase of vehicle conversions, the availability of financing and level of interest rates can affect a consumer's purchasing decision. A decline in general economic condition or consumer confidence can be expected to affect Starcraft's sales adversely. The Company is dependent upon the OEMs to supply its requirements for vehicle chassis. Labor stoppages, supply shortages and a variety of other factors that influence OEM production can affect the availability or timely delivery of vehicle chassis to the Company. In 1996 the Company's sales were adversely impacted by the availability of certain OEM chassis.

Company Products

The Company converts fullsize vans manufactured by each of the major original equipment manufacturers ("OEMs"): GMC Truck, Chevrolet, Dodge and Ford. The Company manufactures minivan conversions on the GMC Safari, the Chevrolet Astro, Chevrolet Venture and the Dodge Caravan. Starcraft also customizes Chevrolet and GMC SUVs, along with several pick-up truck models for GMC, Chevrolet, Ford and Dodge. The product contains a principal set of conversion features and a variety of optional accessories designed by the Company in each model year to meet prevailing customer preferences. Starcraft van models fall principally into three price ranges (conversion cost to dealer): from $4,000 - $6,000, $6,000 - $9,000, and $9,000 and above. Imperial models fall into the following price ranges: $2,000 - $3,000, $3,000 - $4,000, over $4,000. These price ranges provide marketing flexibility allowing for different demographics and varying dealer marketing objectives. Certain SUV and pick-up truck conversion packages may be priced below these ranges.

Operating Data

The following sets forth information respecting the Company's gross sales by product type for the fiscal periods indicated.

Gross Sales by Product (1)

                                                                 Year Ended
                      September 28, 1997                      September 29, 1996                          October 1, 1995
----------- -------------------------------------- -----------------------------------------  --------------------------------------
                       Avg.                                  Avg.                                       Avg.
                       Price/   Gross      % of              Price/    Gross        % of                Price/    Gross       % of
            Units      Unit     Sales      Sales   Units     Unit      Sales        Sales     Unit      Unit      Sales       Sales
----------- ---------- -------- ---------  ------- --------- --------- -----------  --------  --------  --------  ----------- ------
Fullsize      6,734     $6,600   $44,600   57.1%     8,085    $6,600     $53,300     50.1%     9,041    $7,500      $67,600    54.8%
Vans
Minivans      2,346      7,800    18,300   23.5%     4,676     8,200      38,300     36.0%     4,894     8,300       40,700    33.0%
Trucks &      2,909      3,700    10,800   13.9%     3,345     3,200      10,700     10.0%     3,009     3,400       10,300     8.4%
SUVs
Parts           N/A        N/A     4,300    5.5%       N/A       N/A       4,200      3.9%       N/A       N/A        4,700     3.8%
            -------      ----    ------    ----      ------   ------    --------     ----    -------    ------     --------    -----
Total        11,989     $6,200   $78,000    100%    16,106    $6,400    $106,500      100%    16,944    $7,000     $123,300     100%
            ==+====     ======   =======    ====     ======   =======   ========      ===    ======     ======     ========     ====


(1) Gross dollar sales represent the price to dealers of the conversion before discounts and exclude the cost of the chassis.

Company Strategy

The Company believes it can grow by expanding its domestic van conversion business market share, further developing international sales opportunities and offering additional products in new markets, such as conversions for the physically challenged and shuttle buses for airport and hotel use.

Domestic Van Sales. The Company will continue to focus on core van conversion products and, through aggressive marketing and promotion, will seek to expand U.S. sales of custom vans. While Starcraft product lines will continue to emphasize upscale custom van conversions, Imperial will continue a complementary emphasis on mid- and low-price point conversion packages. The Company will continue to seek to further differentiate its Starcraft lines from its competition by emphasizing total value and quality versus unit price. By offering both the Starcraft and Imperial product lines, the Company is able to offer dealers a full price range of conversion vehicles from a single manufacturer. Imperial will maintain its position in the entry level segment of the market.

The Company will continue to focus on innovative product development to enhance customer appeal and vehicle quality and safety. The Company will continue to seek to differentiate itself from its competition by virtue of the resources it devotes to training dealer personnel in selling, product knowledge, service and compliance. Starcraft utilizes a specially equipped service van, videos, manuals, other visual aids, and the classroom instruction at its main facility and at dealer locations throughout the country. The Company maintains a strong customer service area which includes warranty claims and approval, parts ordering and processing and customer information. The Company maintains records of Starcraft units sold as far back as 1978 and Imperial maintains records back to 1991, which was the inception of the predecessor company, Imperial Industries, Inc.

The acquisition of National Mobility Corporation offers a new product line aimed at a specific consumer niche, physically challenged persons. By offering additional products the Company can maintain its strategy to the dealer of being a complete product line and full service organization. The Company estimates that 1998 domestic industry sales will decline an additional 5%. The Company will target key automotive dealers in each region to maintain market share and develop cooperative marketing plans. The Company established a telemarketing division in 1997 to target smaller markets.

Domestic Truck and SUV Conversions. Although the Company's conversions of General Motors' Suburban, other SUV and pick-up trucks have proven to be a popular line of products, the significant increase in the number of models and the chassis availability of these products have reduced the demand for conversions. Many of the OEM sport utility models now have options that were historically supplied by the conversion industry. As a result, the Company believes its overall sales of SUV and pick-up truck conversions may decline. The Company will focus on select models and OEMs where it feels it can continue to offer a unique product at a competitive price point.

International Vehicle Sales. The Company intends to further promote Starcraft vehicles overseas, especially in Central/Northern Europe and Japan. The Company maintains a distribution agreement with General Motors and Mitsui and Co. (U.S.A.), Inc. which the Company believes makes Mitsui the sole distributor of General Motors vans in Japan. Under this agreement Mitsui agreed to use its best efforts to promote Starcraft vans in Japan and Starcraft agreed to sell van conversions in Japan solely through Mitsui.

The increase in the U.S. dollar currency rate has put significant pressure on the Company's export sales. In addition, the recent turmoil in the Asian financial markets and economies have negatively impacted the demand for the Company's products. In particular, 1998 sales to Japan, the Company's largest export market, will decline.

The Company  continues to redesign  products to maintain  unique products in the marketplace and increase value for price to keep products competitive internationally. In addition, the Company is targeting several new markets to develop.

Diversification. With the decline in the conversion industry and the Company's sales , the Company will attempt to diversify itself further with additional products targeted at new markets. An example of such diversification is commercial vehicles. The Company has developed plans to begin producing shuttle buses for airports, hotels and other commercial markets at its Goshen, Indiana facility.

Chassis and Other Suppliers

Historically, most of the Company's van conversions have been General Motors products. In 1991, approximately 92% of its unit sales were represented by General Motors. For 1997, 65% of the Company's products were on General Motors chassis. The increase in the proportion of the Company's sales represented by Ford and Chrysler products was due primarily to aggressive promotional activities carried on by Chrysler.

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

Under restricted sale contracts with the OEMs, the OEM retains the certificate of origin and the Company has no right to obtain it or any other evidence of title. These contracts state that vehicle title technically passes to the Company upon acceptance of a chassis and the Company pays state property taxes on chassis, but the Company can only sell the chassis back to the OEM for resale to an authorized dealer. Except for demonstration vehicles, the Company is prohibited from making modifications to chassis under these contracts until it matches them with a dealer order. In the past, the Company has obtained waivers of this limitation to permit accumulation of GMC or Chevrolet inventory in connection with model year changes or other periods of anticipated increasing demand. Prior to matching a chassis to a dealer order, the Company finances the chassis through the OEM's financing affiliates at nominal rates. Once the Company notifies the OEM that it has matched a chassis with a dealer, the OEM "repurchases" the chassis, crediting the Company's account with the OEM's financing affiliate and invoicing its dealer (the Company's customer) for the price of the chassis. Upon receiving the converted vehicle, the dealer is obligated to pay the Company for the improvements the Company has made. If the Company fails to match a chassis with a dealer order within 90 days, the finance charge the Company must pay increases. The past 90-day finance charge is currently the prime rate plus 1%.

Historically, the Company's international conversion sales have been primarily manufactured on General Motors chassis. Generally, the foreign purchaser is an authorized dealer for General Motors and Starcraft. The dealer submits an order to General Motors' overseas sales affiliate (the "GM Export Affiliate") for the chassis together with specifications for a Starcraft conversion. The GM Export Affiliate purchases the chassis from General Motors and forwards it to Starcraft for second stage manufacturing. Starcraft invoices the GM Export Affiliate for the completed conversion, and the GM Export Affiliate arranges for shipment of the unit, at the GM Export Affiliate's expense, from Starcraft to the foreign dealer.

Starting in 1997, General Motors has changed its chassis system for the Company's sales to Europe. The Company is the "Manufacturer of Record" for units imported into Europe and is required to arrange and be responsible for all U.S. export and shipping requirements. The Company continues to sell only to authorized General Motors dealers. The Company does not believe this new system will have a significant impact on its European sales.

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

The following table sets forth for the periods indicated the number of chassis received by the Company and the dollar value thereof, and, as of the end of such periods, the number of chassis held over 90 days and the dollar value thereof.

                                                                Year Ended
                                                            (Dollars in thousands)

                                         Sept. 28, 1997       Sept. 29, 1996          Oct. 1, 1995
------------------------------------ -------------------- ----------------------- ---------------------
Chassis Received                              10,687               17,179                17,419
Value of Chassis Received                $   213,740            $ 305,300             $ 309,800
Chassis Over 90 Days at period end               433                  262                   491
Value of Chassis Held Over 90 Days       $     8,660         $      4,615           $     8,712



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

The Company is dependent upon the OEMs to supply its requirements for vehicle chassis. Labor stoppages, supply shortages and a variety of other factors that influence OEM production can affect the availability or timely delivery of vehicle chassis to the Company. The impact of these factors was significant in 1996. In 1997, chassis availability was generally good. If vehicle chassis are unavailable, or if the Company must accept delivery earlier or later than it otherwise would prefer, sales could be adversely affected and financing expenses could increase. The Company must also comply with its consignment and restricted sale contracts with the OEMs pursuant to which the OEMs impose certain specifications for the Company's vehicle conversions, including gross vehicle weight standards. Such contracts also restrict the Company's ability to dispose of completed chassis and prohibit the transfer of chassis to unauthorized U.S. and foreign dealers. All of the Company's consignment and restricted sale contracts with chassis suppliers are terminable by either party on short notice without cause. The availability of the OEM financing rates is dependent upon the Company's compliance with its OEM contracts and its ability to maintain satisfactory credit relationships with the OEM's finance subsidiaries. Adverse changes in the Company's financial condition or results of operations could cause such financing subsidiaries to seek to adversely change the Company's financing terms or to terminate such financing arrangements. Such a change or termination could have a material adverse effect on the Company's financial condition and results of operations.

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

In July 1997, Dodge discontinued production of its fullsize van in anticipation of introducing a newly redesigned van in December 1997. The transition period adversely impacted the Company's Dodge sales in fiscal 1997 by approximately 600 units.

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

Manufacturing

The incomplete van chassis the Company receives directly from the OEMs have no seats or floor covering or other interior components. The Company modifies the exterior and interior of the chassis body to provide passenger comfort and enhance safety. SUVs and pick-up trucks received have full interior OEM components. The Company modifies these components and performs certain exterior enhancements.

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

Vehicle Components. The Company manufactures its own woodwork, upholstery and wiring harnesses, among other components. Starcraft's distinctive hardwood interior appointments are manufactured at the Goshen facility in its 45,000 square foot wood shop. The Company planes, joins, shapes, sands and finishes rough-cut teak and walnut lumber in a process that combines automation and hand craftsmanship. A wood-burning laser is utilized which can transfer any image directly onto wood components for added customization.

Vehicle seating and upholstery are primarily manufactured at the Company's Emma, Indiana, facility, located 15 miles from its Goshen, Indiana plant. Company associates cut and sew interior wall coverings, headliners, curtains and seat upholstery from leather, cloth and vinyl materials. The seat padding and upholstery are then assembled on pre-fabricated frames. Some of Starcraft's wire harnesses are manufactured at the Goshen plant. The Company also paints and finishes all of its custom fiberglass and polymer vehicle body components, such as raised roofs, running boards and other ground effects which are manufactured to the Company's design specifications by others. The Company maintains an enclosed painting system to provide fiberglass and polymer components with high quality base coat and clear coat finishes. This water-filtered, down draft system is similar to those of the major automotive manufacturers and is designed to control environmentally harmful emissions.

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

In December 1996 the Company consolidated its Imperial Automotive Group manufacturing operation into Starcraft Automotive Group's manufacturing complex in Goshen, Indiana. The consolidation is designed to enhance profitable growth by reducing excess production capacity, personnel count and fixed overhead expenses. The Company recorded a $750,000 restructure charge in the first quarter of fiscal year 1997. The Company estimates it will realize annual overhead expense reductions of approximately $1.1 million from reduced facility and personnel costs during 1998 relative to 1997.

In June 1997 the Company closed its McGregor, Texas manufacturing facility and sold certain assets of the business. The Company recorded a $260,000 net restructure charge in the third quarter of fiscal year 1997. The Company should realize savings from the closure of the Texas facility which lost $1.3 million pretax in 1997. The consolidation efforts were a result of the Company's belief that the conversion industry will remain at current lower levels and the elimination of excess production capacity was critical to obtain profitability.

Production Associates. The Company periodically employs associate training that may include classroom instruction, job certification and technical and personal skills training. The principal objective of the training is to develop associates into more effective members of a team dedicated to continuous improvement in all facets to the Company's business. In 1997, the Company's production line associates' compensation was changed from an hourly system to an incentive system.

The Goshen facility produced 45 custom vehicles per eight-hour shift during peak production periods in 1997 and has capacity to produce up to 95 units in one shift. During the fourth quarter of 1997 the Goshen facility was producing 30 units per day, including Starcraft and Imperial models.

Sales and Marketing

Domestic. The Company sells its custom vehicles to approximately 600 automobile dealers throughout the continental U.S. and overseas. Custom vehicles are sold through a network of regional exclusive sales representatives and associate representatives. Each of its U.S. dealers is an authorized dealer for General Motors, Ford or Chrysler and most sell and service a full complement of cars, SUVs and vans. Starcraft's top 50 dealers accounted for approximately 60%, 59% and 51% of unit sales in fiscal 1997, 1996 and 1995, respectively. During the past two years, the geographic areas of the U.S. where the Company's sales have been strongest include (i) the Great Lakes region (i.e., Illinois, Indiana, Michigan, New York, Ohio, Pennsylvania, and Wisconsin), (ii) Oklahoma and Texas and (iii) Northern California.

The Company's direct sales efforts to dealers are supplemented by a variety of advertising and promotional programs and participation in various automobile shows. The Company is also refining a targeting approach to better utilize advertising expenditures by expanding its team selling efforts and developing new marketing materials, including videos. In 1997 the Company established a telemarketing sales team in Ocala, Florida to cost effectively focus on smaller dealer activities.

International. Starcraft exports converted vehicles to 18 countries around the world and employs an indernational department which is exclusively responsible for the development of international sales. International sales fluctuate from country to country and over time depending on import taxes and tariffs and fluctuations in currency exchange rates as well as local economic conditions. Starcraft's primary overseas markets are Japan and northern Europe. The Company exported 1,584, 2,543 and 2,195 conversions in 1997, 1996 and 1995, respectively.

The recent increase in U.S. currency and turmoil in Asian financial markets have negatively impacted the Company's internationlal sales.

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

The Company has product research and development teams devoted to design and safety improvements. During fiscal 1997, 1996 and 1995, the Company spent approximately $824,000, $893,000 and $726,000, respectively, on product research and development.

Competition

The United States vehicle conversion market is very competitive with four principal national manufacturers and numerous local and regional manufacturers, many of which are relatively small companies serving local dealers. The Company believes it is one of the four largest van conversion companies in the United States. The others are Glaval Inc., Mark III Industries, Inc. and Explorer Van Company. The Company's Starcraft lines generally feature high-end, luxury custom vehicles competing most directly with Explorer. The Imperial product lines compete more directly in the price-sensitive segment of the van conversion market. The Company believes the number of competitors will continue to decline as increased quality, financial and engineering standards are imposed by the OEMs.

In international markets, the Company competes with numerous foreign manufacturers that produce vehicles comparable to converted vans, although custom vans such as the Company's tend not to be widely produced within its foreign markets.

The Company's Starcraft lines will continue to be focused on luxury vehicle modifications and will seek to increase its market share of high-end van conversions for which Starcraft vehicles have an established reputation. Starcraft will also continue to be sensitive to changes in consumer preferences. The Imperial product lines enable the Company to participate more fully in the price-sensitive segment of the conversion market and offer its dealers a full price range of conversion vehicles from one manufacturer. The Company believes competitive factors in its industry include price, quality and variety of product line, service and warranty, dealer network and safety. The Company maintains a leading position in the conversion industry through high quality workmanship, innovation, versatility in meeting customization requirements and the diversity of its product line.

The Company will also target the mobility market through its National Mobility subsidiary by offering fullsize vans and minivans for the physically challenged. The Company estimates that it competes in this market with four national manufacturers and several regional manufacturers. These products will be distributed through both automotive dealerships and mobility centers. In addition, the Company will participate in state government quotes for mobility vehicles.

Backlog and Seasonality

At September 28, 1997, the Company had a backlog of 842 unit orders compared with a backlog of 1,067 unit orders at September 29, 1996. The Company considers such orders to be reasonably firm. All of the Company's products are subject to certain seasonal sales influences and sales tend to be stronger during March through July. The Company uses off-season sales promotions to market its products with a view to reducing seasonal swings in sales.

Warranties

The Company historically provided a three-year, 36,000 mile limited warranty on its conversions. In 1997, the Starcraft products began offering a 5-year, 60,000 mile warranty. The OEMs provide their own standard warranties of the chassis and engine. At the time of sale of its product, the Company estimates the costs to be incurred for product warranties and establishes reserves for warranty claims. The Company believes that such reserves will adequately cover any such warranty claims. The Company provides complete owners' manuals to retail customers covering the conversion package as well as parts, warranty and service manuals for dealers. The Company keeps a record of the paint, upholstery and styles included in each vehicle conversion so that, when necessary, it can re-create matching replacement parts.

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

Trademarks. The Company's Predecessor manufactured boats, motor homes and other recreational vehicles under the name "Starcraft." (R) The boat manufacturing business was sold by the Predecessor to Brunswick

Corporation in 1988. The Company initially acquired the recreational vehicle business in the Predecessor's 1991 reorganization proceeding, but immediately sold it to Jayco Inc. The Predecessor's Canadian conversion business was acquired by a Canadian firm. Brunswick Corporation has independently registered and owns the "Starcraft" and related trademarks for use with boats and marine products and thus Starcraft has no control over the quality of boats produced and sold under the "Starcraft" mark. The Company retains ownership of "Starcraft" and related registered marks for use with automotive and recreational vehicle products. It licenses the owners of the Predecessor's RV business and Canadian van conversion business to use these trademarks. While it has some control over the quality of its licensees' products, it does not control all aspects of their businesses. The Canadian entity is required to pay a royalty to the Company and to purchase its components from the Company (or from others with the company's approval). The Company does not export to Canada and its Canadian licensee does not export to the United States.

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

Federal Motor Vehicle Safety Standards were promulgated by the NHTSA in 1992. Many of the Company's conversion components were affected by these standards. Starcraft engaged a testing Company, which also performs testing for NHTSA, to test the company's components. The Company's components subject to the new standards were determined to meet or exceed them. Promulgation of additional safety standards in the future could require the Company to incur additional testing and engineering expenses which could adversely affect the Company's results of operations.

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

Employees

As of September 28, 1997, the Company employed 568 people. Of these, approximately 434 were production line associates and 134 were salaried sales, engineering and administrative staff. During peak production periods, the Company may increase its work force. Historically, the available labor force has been adequate to meet such periodic requirements. The Company considers its relationships with its personnel to be satisfactory.

The Company maintains a training and education process. The principal goal of this program is to build a team-based learning organization that develops the combined skills of associates. Management believes this approach promotes a culture conducive to participation and teamwork that breeds innovation and effective performance. The process includes personal and practical skills training, and technical and development training. The Company has applied for and received matching grants from the State of Indiana for part of this training effort.

ITEM 2.           PROPERTIES

The Company owns its properties in Goshen, and Emma, Indiana and leases the Elkhart property, as further described below.


                             Size of
Location                     Facility            Type of Operation
----------------------  ------------------ ----- ----------------------------
Goshen, Indiana               454,400 s.f.        Executive Offices (20,420
                                                 s.f.);   Manufacturing and
                                                 Assembly
Emma, Indiana                  42,700 s.f.        Sewing and Upholstery
                                                  Manufacturing
Elkhart, Indiana               56,000 s.f.        Offices (2,600 s.f.);
(National Mobility)                               Manufacturing and Assembly


The Goshen and Emma production facilities were constructed in the 1960's. They have been maintained and improved upon from time to time and are presently in satisfactory condition and sufficient for the Company's current requirements. The Company also stores chassis on a 37-acre lot it owns near its Goshen production facility. The Goshen facility produced 45 units per day during peak production periods in 1997. See "Manufacturing."

The Elkhart facility, on approximately 3 acres of land, is leased for three years through February 29, 2000 with five, one-year renewal options at the Company's discretion. The lease contains an option to purchase for $800,000. Monthly rent is $14,000 and the Company is responsible for property taxes and building insurance.

ITEM 3.           LEGAL PROCEEDINGS

The Company does not anticipate that any pending legal proceeding to which it is party will have any material adverse effect on its financial conditions or results of operations. The Company maintains product liability insurance which it currently considers adequate.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

Common Stock is quoted on the NASDAQ Stock Market, National Market, under the symbol "STCR." As of December 19, 1997, there were 98 shareholders of record of Starcraft's Common Stock. The Company estimates that, as of such date, there were approximately 1,200 beneficial owners of its Common Stock.

The following table sets forth the high and low bid prices per share of Common Stock for the periods indicated.


Quarter Ended                                   High                    Low
December 31, 1995                              6.750                   3.875
March 31, 1996                                 5.375                   4.250
June 30, 1996                                  5.437                   3.750
September 29, 1996                             5.000                   3.750
December 29, 1996                              4.875                   2.875
March 30, 1997                                 5.250                   3.469
June 29, 1997                                  3.750                   2.500
September 28, 1997                             3.750                   1.750

                  Source:       Media General Financial Services

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

Stock Repurchase. In March 1995, the Company's Board of Directors approved the repurchase of up to 500,000 shares of the Company's outstanding shares of common stock, of which 153,000 shares have been acquired to date. No shares were repurchased in 1997.

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

SHAREHOLDER RIGHTS PLAN

In August 1997 the Company adopted a shareholders Rights Plan issuing one right for each outstanding share. Each right entitles the registered holder to purchase from the Company one share of common stock at $15 per share, subject to adjustment. The rights become exercisable if a person or group (other than certain related persons) acquires or announces a tender offer for prescribed percentages of the Company's shares or is declared an "adverse person" by the Company's Board of Directors. In these events, each right holder may purchase shares with a value equal to twice the exercise price. Furthermore, if the Company engages in certain mergers or similar business combinations a right holder may purchase shares of the acquiring company with a value of two times the purchase price of the right. The rights expire on August 12, 2007.

ITEM 6.           SELECTED FINANCIAL DATA


(dollars in thousand,
except per share data)                                                Year Ended
--------------------------------------------------------------------------------------------------------------------
Income Statement Data                 Sept. 28,      Sept. 29, 1996   Oct. 1, 1995    Oct. 2, 1994     Oct. 3, 1993
                                         1997
---------------------------------- ---------------- ---------------- --------------- ---------------  --------------
Net Sales:
     Domestic                          $  57,235        $73,317       $ 91,652           $81,640          $75,278
     Export                               15,047         25,648         21,408            10,734           10,001
         Total Net Sales                  72,282         98,965        113,060            92,374           85,279
Cost of Goods Sold                        66,342         83,669         92,692            73,775           68,262
Gross Profit                               5,940         15,296         20,368            18,599           17,017
Operating Expenses                        13,924         15,049         15,864            12,505           11,099
Restructuring and Goodwill
   Impairment Charges                      5,926           ----           ----              ----             ----
Operating Income (loss)                 (13,910)            247          4,504             6,094            5,918
Interest (expense)                        ( 400)         ( 293)          (208)                99            (373)
Other, Net                                   194            176            214               104               31
Income (loss) Before Taxes              (14,116)            130          4,510             6,297            5,576
Income Taxes (Credit)/Pro Forma          (2,814)             20          1,753             2,517            2,241
     Income Taxes (1)
Net Income (loss) /Pro Forma         $  (11,302)       $    110      $   2,757           $ 3,780        $   3,335
     Net Income (loss)
Weighted Common Shares                     4,127          4,142          4,261             4,193            3,512
     Outstanding
Earnings (loss) Per Share            $     (2.74)      $   0.03      $    0.65           $  0.90        $    0.95
Balance Sheet Data
----------------------------------   -----------       --------      ---------         ---------        ---------
Working Capital                      $     7,011       $  8,476      $   8,693           $ 8,140        $   9,072
Total Assets                              27,779         36,524         34,213            32,772           24,590
Long-term Debt                             5,696              0            323               196              209
Shareholders' Equity                      10,295         21,552         21,688            19,556           14,866
Book Value per Share                        2.49           5.23           5.20              4.58             3.05

(1) For the period up through July 21, 1993, the Company was an S Corporation for federal and state income tax purposes and, accordingly, was not subject to such taxes. The pro forma information for the year ended October 3, 1993 has been computed as if the Company were subject to federal and state income taxes based on the tax laws in effect during that year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The consolidated statements of income summarize operating results for the last three years. This section of Management's Discussion highlights the main factors affecting the changes in operating results during the three-year period.

1997 VERSUS 1996

Net Sales

Net sales for 1997 were $72.3 million compared to $99.0 million in 1996. Domestic sales declined 21.9% to $57.2 million and export sales declined 41.3% to $15.0 million. The Company's average sale per unit was $6,000 in 1997 on 12,000 sale units versus $6,100 in 1996 on 16,100 sale units.

The domestic conversion market continues to decline due to the increased popularity and availability of sport utility vehicles and factory minivans, price pressure from higher chassis costs and lower levels of conversion inventory being held on dealer retail lots. The Company's domestic sale units declined 23.3% versus an industry average of 14.6% as reported by the Recreational Vehicle Industry Association. International sales in 1996 benefited from the early build of 1997 model year minivans for Japan totaling $6 million.

Gross Profit

Gross profit decreased from $15.3 million (15.5% of sales) in 1996 to $5.9 million (8.2% of sales) in 1997. The decrease in gross margin as a percent of sales is attributable to the impact of fixed plant overhead costs on the lower sales volume and $1.0 million of incremental carrying costs on chassis consignment inventory.

Selling and promotion expense

Selling and promotion expense decreased $1 million to $7.2 million in 1997 from 1996 due to the lower domestic sales volume. This expense increased from 8.4% of sales to 10.0% of sales due to the impact of fixed salesmen salaries on the lower sales volume.

General and Administrative Expense

General and administrative expense decreased 7.0% in 1997 relative to 1996 before the impact of the National Mobility acquisition (1.7% after National Mobility). The decrease is primarily attributable to a reduction in personnel.

Restructuring Charges

In December 1996 the Company completed the consolidation of its Imperial Automotive Group manufacturing operation into Starcraft Automotive Group's manufacturing complex in Goshen, Indiana. The consolidation is designed to enhance profitable growth by reducing excess production capacity, personnel count and fixed overhead expenses. The Company recorded a $750,000 restructure charge in the first quarter of fiscal year 1997, which remains reasonable at year end. The Company estimates it will realize annual overhead expense reductions of approximately $1.1 million from reduced facility and personnel costs during 1998 relative to 1997.

In June 1997 the Company closed its McGregor, Texas manufacturing facility and sold certain assets of the business. The Company recorded a $260,000 net restructure charge in the third quarter of fiscal year 1997 primarily for the write-down of leasehold improvements. The Company should realize savings from the closure of the Texas facility which lost $1.3 million pretax in 1997.

The restructuring charges consisted of employee termination and other costs ($179,000), leasehold asset write-offs ($326,000) and the recognition of remaining contractual lease obligations ($505,000).

Goodwill Impairment Loss

Operating losses at Imperial, together with a strategic review of the conversion industry, resulted in an evaluation of the goodwill related to the acquisition of Imperial Industries, Inc. The July 1994 acquisition of Imperial Industries, Inc. was viewed at that time as a strategic expansion of the Company's production capacity, conversion products lines, and sales and dealer network. The operating strategy was to allow Imperial to remain an independent manufacturing and operating subsidiary focused exclusively on the price sensitive, entry level domestic market. However, subsequent to the acquisition, the domestic market has contracted, gross margins have deteriorated, and Imperial has experienced operating losses. In 1997, the manufacturing operations of Imperial were consolidated into the Starcraft manufacturing facility to reduce excess capacity. Further integration of the manufacturing operations, as well as integration and reduction of the sales, dealer and general and administration functions, have occurred since this consolidation.

As a result of the change in the domestic market, abandonment of the original strategic operating plan for Imperial, cumulative operating losses and continued weakness in the domestic vehicle conversion market, an impairment loss of $4.9 million, increased from the estimate of $4.5 million previously announced, was recorded in the fourth quarter of 1997 to write-off the remaining goodwill associated with this acquisition.

Income Taxes

The 1997 income tax credit was recorded at a 19.9% effective rate primarily due to the impact of a $2.5 million valuation allowance for deferred income taxes. The effective rate in 1996 was 15.4% which benefitted from the implementation of a foreign sales corporation subsidiary.

1996 VERSUS 1995

Net Sales

     Net sales for 1996 were $99.0 million, down 12.5% from 1995. Domestic sales decreased 20.0% to $73.3 million while export sales increased 19.8% to $25.6 million. Unit sales decreased 4.9% to 16,106 in 1996.

     Domestic sales were hampered early in the year by the availability of General Motors products, primarily attributable to the OEM strike, production issues on the minivan and the delayed introduction of the newly redesigned fullsize van. As the Company historically relies heavily on General Motors products, the Company's unit van shipments declined 12.7% in 1996 compared to the industry's decline of 6.5% as reported by the Recreational Vehicle Industry Association. Van conversion sales for 1996 were negatively impacted by the growing popularity of OEM sport utility vehicles ("SUVs"). The Company's shipments of converted pickup trucks and SUVs increased 11.3% in 1996.
International sales in 1996 benefited from the early build of 1997 model minivans for Japan totaling $6 million.

     The average conversion price declined 9.3% in 1996 due to a change in product sales mix toward pickup trucks and SUVs and the percentage increase of Imperial and Lonestar units which compete primarily in the entry level price range.

Gross Profit

     Gross profit margin for 1996 was 15.5% compared to 18.0% in the prior year. The 1996 decline is due to the impact of fixed overhead on the lower sales and approximately $200,000 of project expenses incurred on the start-up of the Texas facility.

Selling and Promotion Expense

     Selling and promotion expense for 1996 decreased 11.2% to $8.3 million, primarily attributable to the reduced sales. Selling and promotion expense as a percent of sales was 8.4% in 1996 compared to 8.2% in the prior year.

General and
Administrative Expense

     General and administrative expense was $6.8 million in 1996, a 3.4% increase from 1995. The increase is due to approximately $360,000 of expenses to start-up the Texas facility, offset by the successful implementation of several expense-containment strategies including personnel reductions.

Income Tax Expense

     The effective tax rate on income for 1996 was 15.4% compared to 38.9% in the prior year. The effective rate in 1996 benefited from the implementation of a foreign sales corporation subsidiary.

Seasonality and Trends

The Company's sales and profits are dependent on the automotive markets in the United States and overseas, primarily Japan and northern Europe, and the OEM's ability to supply vehicle chassis. The business tends to be seasonal with stronger sales in March through July and is influenced by a number of factors including atypical weather for any sales region and OEM programs affecting the price, supply and delivery of vehicle chassis. General Motors' chassis represented 65% of the Company's total unit shipments in 1997 compared to 72% in 1996.

The Company's retail dealers had approximately 3,600 units on hand at the end of 1997 compared to 5,300 at the end of 1996, 5,600 at the end of 1995 and 7,200 at the end of 1994. Conversion inventory on dealer retail lots is down for the entire industry relative to prior years. The Company believes dealers are stocking fewer conversion products because of the growing availability of additional vehicle models such as sport utility vehicles and a general concern by dealers of the future of the conversion industry. The OEMs have recently increased their advertising and dealer training efforts to support vehicle conversion product.

The strengthened U.S. dollar and recent turmoil in financial markets in Asia will pressure the Company's 1998 export sales and margins. However, new market penetration and continued development of existing markets, especially Europe, should partially offset the Asia market decline. The domestic conversion market is expected to continue to decline in 1998.

The Company eliminated much excess production capacity and reduced overhead in 1997 to address the decline in revenue. In 1997 the Company began a plan to diversify both its product base and target markets as it acquired National Mobility Corporation. National Mobility markets its products in both the retail and government markets. In 1998 the Company expects to continue to pursue its cost reduction and diversification strategy. The Company plans to increase its product offerings in the vehicle conversion commercial market, initially shuttle buses for the airport, nursing home and hotel markets.

The Company has reviewed its information systems for compatability with year 2000. It has plans in place to replace software deemed incompatable with year 2000 in a timely manner and does not anticipate any material adverse effect from year 2000 compatability issues.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $3.0 million during 1997 compared to providing cash of $1.9 million in the prior year. The use of cash resulted primarily from the pretax operating loss. The Company expects to receive $3.3 million in federal and state tax refunds in December 1997 or January 1998. Receivables decreased $2.5 million and accounts payable decreased $3.4 million due to the decrease in sales and production levels. Inventories declined $4.5 million due to the reduced production levels and the Company's inventory reduction efforts.

The Company invested $1.4 million in property and equipment during the year primarily for product tooling ($210,000), information systems ($670,000), building upgrades ($290,000) and plant equipment ($100,000). The Company expects 1998 capital expenditures to be significantly less than 1997 levels.

The Company acquired National Mobility Corporation of Elkhart, Indiana in February 1997 for $1.2 million in cash, assumption of certain bank debt, and 15,000 shares of the Company's Common Stock. National Mobility is one of the largest manufacturers of conversion vehicles for the physically challenged with annual sales for fiscal 1997 of $4 million.

The Company's use of cash for operations and investing activities was financed by bank debt. At the end of September 1997, bank debt was $5.7 million.

On January 12, 1998, the Company entered into an amended credit agreement with its bank which was effective as of December 31, 1997. The agreement has a maturity date of January 31, 1999. Borrowings are limited to specified percentages of eligible receivables, inventories, and property and equipment and are subject to maximum limits of $15 million through March 30, 1998, $12 million from March 31, 1998 through June 29, 1998, and $10 million thereafter.

Borrowings pursuant to the agreement bear interest at the prime rate of the lending bank plus 1% and are secured by substantially all of the Company's assets. Fees on the unused commitment range from 0.125% to 0.250% of the average daily unused portion of the available credit based on the Company's level of total interest bearing liabilities compared to consolidated earnings before interest, taxes, depreciation, and amortization. Pursuant to the agreement, the Company must, among other things, maintain a minimum level of tangible net worth of $6.7 million at December 31, 1997, $6.1 million from January 1, 1998 through June 27, 1998, $7.25 million from June 28, 1998 through September 27, 1998 and $7.6 million thereafter. If these minimum levels are not maintained, any outstanding balances become payable upon demand of the bank. The Company's tangible net worth was $8.842 million at September 28, 1997.

In order to maintain the minimum levels of tangible net worth through 1998, the Company needs to achieve operating results substantially consistent with its 1998 operating plan. This plan calls for 1998 net sales to be approximately six percent less than 1997 net sales. This reduction results primarily from reduced sales in the core conversion business partially offset by the inclusion of a full year of National Mobility Corporation's sales in 1998. The Company plans to reduce cost of goods sold through improved plant operating efficiencies, a new pay system for production line associates, and the reduction of carrying costs of its chassis by decreasing inventory levels. In addition, the Company plans to reduce selling, general and administrative expenses. In December 1997 the Company reorganized its sales department and adopted a more focused advertising plan to reduce selling and promotion costs. General and administrative costs will be reduced primarily through reductions in personnel and the decrease in certain employee benefits in 1998.

In addition to the availability of bank financing, the Company has restricted sales agreements with General Motors Acceptance Corporation, Chrysler Financial Corporation and Ford Motor Credit Company. Pursuant to these agreements, the Company obtains vehicle chassis from the OEM's for 90 days at nominal rates. If the Company fails to match a chassis with a dealer order within 90 days after delivery of the chassis to the Company, carrying charges increase to prime rate plus 1%.

In 1995 the Board of Director's approved the repurchase of up to 500,000 shares of the Company's outstanding shares of Common Stock, of which 153,000 shares have been acquired to date. No shares were repurchased in 1997. Additional shares are not expected to be acquired until the Company's debt is reduced.

The Company believes that future cash flows from operations, funds available under its bank revolving credit agreement, and the continued use of OEM financing arrangements to manage its chassis inventory will be sufficient to satisfy its anticipated operating needs and capital improvements for 1998.

DISCUSSION OF FORWARD-LOOKING INFORMATION

The discussion above includes forward-looking statements respecting restructuring cost estimates, future personnel and facility expense reductions, anticipated tax refunds, domestic and international market and economic trends, the Company's product and target market diversification plans, anticipated capital expenditures, the adequacy of capital resources and other matters. From time to time, Starcraft may make oral or written forward-looking statements regarding its anticipated sales, costs, expenses, earnings and matters affecting its condition and operations. All such forward- looking statements are subject to a number of material factors which could cause the statements or projections contained therein to be materially inaccurate. Such factors include, without limitation, the following:

General Operating Contingencies. The Company may not be able to attract and retain employees with sufficient skills to conduct its operations efficiently and may from time to time be subject to work slow-downs or stoppages. The Company may be adversely affected by delay or unavailability of supply of numerous component parts. The Company will not always be able to satisfy its capital requirements with internally generated funds and may, from time to time, need to rely on bank financing and other third party capital resources. There is no assurance that such resources will always be available to the Company or as to the terms that will apply to any financing.

Acquisitions. The Company may be engaged in negotiations from time to time regarding prospective acquisitions of van conversion or related businesses. Such acquisitions could be material to the Company and, if effected, could have a material effect on the Company's financial condition or results of operations. There is no assurance as to when or whether the Company will be able to effect acquisitions, whether it will be able to generate requisite funding to effect such acquisitions, or as to the terms on which such acquisitions may be effected.

Economic Conditions. The van conversion industry is cyclical and is affected by the general trends of the economy and consumer preferences and consumer confidence and trends of the automotive and recreational vehicle industries both domestically and in international markets. The level of disposable consumer income affects the Company's sales because its products are generally considered discretionary expenditures by consumers. In difficult economic times, consumers tend to spend less of their income on discretionary items. Other economic factors affecting the demand for the Company's products include the availability and price of gasoline, the level of interest rates and the availability of consumer financing. A decline in general economic conditions or consumer confidence can be expected to affect Starcraft's sales adversely.

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

Regulation. The Company is subject to various foreign, federal, state and local regulations. In particular, van conversion components produced by the Company are required to comply with Federal Motor Vehicle Safety Standards and similar safety standards imposed in its foreign markets. Promulgation of additional safety standards in the future could require the Company to incur additional testing and engineering expenses which could adversely affect the Company's results of operations. The Company's international sales can be adversely affected by changes in foreign import tariffs and taxes and fluctuations in exchange rates. The Company must comply with certain Federal and state regulations relating to the disposition of hazardous wastes generated in its production processes. The Company's failure to comply with applicable regulations or changes in current regulations, including the adoption of new safety or environmental standards, could have material adverse effect on the Company's results of operations.

Competition. The United States van conversion industry is very competitive with several principal nationwide manufacturers and numerous local and regional competitors. There is no assurance the Company will be able to maintain its current competitive position in the van conversion market.

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

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.



ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         Report of Independent Auditors



To the Board of Directors
Starcraft Corporation

We have audited the accompanying consolidated balance sheets of Starcraft Corporation and Subsidiaries as of September 28, 1997 and September 29, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended September 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Starcraft Corporation and Subsidiaries for the year ended October 1, 1995 were audited by other auditors whose report dated November 3, 1995 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Starcraft Corporation and Subsidiaries as of September 28, 1997 and September 29, 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 28, 1997 in conformity with generally accepted accounting principles.

                                             /s/ Ernst & Young

January 12, 1998
Fort Wayne, Indiana

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Starcraft Corporation
Goshen, Indiana

We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of Starcraft Corporation and Subsidiaries for the period ended October 1, 1995. These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Starcraft Corporation and Subsidiaries for the period ended October 1, 1995 in conformity with generally accepted accounting principles.



                                                    /s/  McGLADREY & PULLEN, LLP
                                                         McGLADREY & PULLEN, LLP

Elkhart, Indiana
November 3, 1995

                     Starcraft Corporation and Subsidiaries

                           Consolidated Balance Sheets
                        (In thousands, except share data)



                                                       September 28,      September 29,
                                                          1997               1996
                                                        -------------------------------
Assets
Current assets:
   Cash and cash equivalents                            $   608           $   1,366
   Trade receivables, less allowance for
      doubtful accounts:  (1997--$81; 1996--$51)          3,977               9,165
   Manufacturers' rebates receivable                        692               1,079
   Recoverable income taxes                               3,300                   -
   Inventories                                            9,270              11,508
   Other                                                    444                 330
                                                        ---------------------------
Total current assets                                     18,291              23,448

Property and equipment:
   Land, buildings, and improvements                      5,857               6,033
   Machinery and equipment                                5,608               4,430
                                                        ---------------------------
                                                         11,465              10,463
   Less accumulated depreciation                          3,491               2,697
                                                        ---------------------------
                                                          7,974               7,766

Goodwill, at amortized cost                               1,453               5,140
Other assets                                                 61                 170
                                                        ===========================
                                                        $27,779            $ 36,524
                                                        ===========================

                                                                            September 28,      September 29,
                                                                                1997                1996
                                                                           ---------------------------------------
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable, trade                                                   $  6,354           $   9,330
   Accrued expenses:
      Warranty                                                                  1,337               1,600
      Compensation and related expenses                                           484                 882
      Taxes                                                                     1,060               1,280
      Other                                                                     2,045               1,557
   Current portion of long-term debt                                                -                 323
                                                                           ----------------------------------
Total current liabilities                                                      11,280              14,972

Long-term debt                                                                  5,696                   -

Deferred income taxes                                                             508                   -

Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value--2,000,000
      shares authorized but unissued                                                -                   -
   Common stock, no par value:
      Authorized shares--10,000,000 shares
       Issued and outstanding shares
        1997--4,133,600; 1996--4,118,600                                       14,016              13,971
   Additional paid-in capital                                                   1,008               1,008
   Retained earnings (deficit)                                                 (4,729)              6,573
                                                                           ----------------------------------
                                                                               10,295              21,552
                                                                           ----------------------------------
                                                                              $27,779            $ 36,524
                                                                           ==================================


See accompanying notes.

                     Starcraft Corporation and Subsidiaries

                      Consolidated Statements of Operations
                        (In thousands, except share data)

                                                                                Years ended
                                                          --------------------------------------------------------
                                                                September 28,      September 29,       October 1,
                                                                    1997               1996              1995
                                                          --------------------------------------------------------
Net sales:
   Domestic                                                    $    57,235          $   73,317       $    91,652
   Export                                                           15,047              25,648            21,408
                                                            ------------------------------------------------------
                                                                    72,282              98,965           113,060
Cost of goods sold                                                  66,342              83,669            92,692
                                                            ------------------------------------------------------
Gross profit                                                         5,940              15,296            20,368

Operating expenses:
   Selling and promotion                                             7,243               8,252             9,292
   General and administrative                                        6,681               6,797             6,572
   Restructuring charges                                             1,010                   -                 -
   Goodwill impairment loss                                          4,916                   -                 -
                                                            -----------------------------------------------------
Operating income (loss)                                            (13,910)                247             4,504

Nonoperating (expense) income:
   Interest, net                                                      (400)               (293)             (208)
   Other income, net                                                   194                 176               214
                                                            ------------------------------------------------------

                                                                      (206)               (117)                6
                                                            ------------------------------------------------------
Income (loss) before income taxes                                  (14,116)                130             4,510

Federal and state income taxes (credit)                             (2,814)                 20             1,753
                                                            ======================================================
Net income (loss)                                               $  (11,302)       $        110      $      2,757
                                                            ======================================================

Earnings (loss) per common and
   common equivalent share                                      $    (2.74)       $       0.03      $       0.65
                                                            ======================================================

Average number of common and
   common equivalent shares outstanding                          4,127,350           4,142,402         4,260,915
                                                            ======================================================


See accompanying notes.

                     Starcraft Corporation and Subsidiaries

                 Consolidated Statements of Shareholders' Equity
                        (in thousands, except share data)


                                                                      Additional      Retained
                                                          Common       Paid-in-       Earnings
                                                          Stock         Capital      (Deficit)          Total
                                                       -----------------------------------------------------------

Balance, October 2, 1994                                    $14,442       $1,008        $  4,106         $ 19,556
   Net income                                                     -            -           2,757            2,757
   Repurchase and retirement
      of 100,000 shares of common stock                        (338)           -            (287)            (625)
                                                       -----------------------------------------------------------
Balance, October 1, 1995                                     14,104        1,008           6,576           21,688
   Net income                                                     -            -             110              110
   Repurchase and retirement
      of 53,000 shares of common stock                         (133)           -            (113)            (246)
                                                       -----------------------------------------------------------
Balance, September 29, 1996                                  13,971        1,008           6,573           21,552
   Net loss                                                       -            -         (11,302)         (11,302)
   Issuance of 15,000 shares
      of common stock                                            45            -               -               45
                                                       ===========================================================
Balance, September 28, 1997                                 $14,016       $1,008        $ (4,729)        $ 10,295
                                                       ===========================================================

See accompanying notes.

                     Starcraft Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                           Years ended
                                                                     --------------------------------------------------------
                                                                           September 28,      September 29,       October 1,
                                                                               1997               1996               1995
                                                                     --------------------------------------------------------
Operating activities
Net income (loss)                                                            $ (11,302)        $     110         $   2,757
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
      Depreciation and amortization                                              1,199             1,087             1,006
      Non-cash restructuring charges                                               611                 -                 -
      Goodwill impairment loss                                                   4,916                 -                 -
      Deferred income taxes                                                        583                51                93
      Change in operating assets and liabilities:
        Receivables                                                              2,465            (2,810)             (229)
        Inventories                                                              4,494               205            (1,346)
        Other                                                                     (113)              163               176
        Accounts payable                                                        (3,369)            2,947              (696)
        Accrued expenses                                                        (2,512)              110              (703)
                                                                     --------------------------------------------------------
Net cash provided by (used in) operating activities                             (3,028)            1,863             1,058

Investing activities
Purchase of property and equipment                                              (1,407)             (932)           (1,630)
Purchase of assets of National Mobility Corporation                             (1,756)                -                 -
Proceeds from sale of property and equipment                                        60                36                45
                                                                     --------------------------------------------------------
Net cash used in investing activities                                           (3,103)             (896)           (1,585)

Financing activities
Proceeds from revolving credit agreement                                        12,200             7,800             5,100
Payments of revolving credit agreement                                          (6,504)           (7,800)           (5,100)
Payments of long-term debt                                                        (323)             (610)             (512)
Repurchase of common stock                                                           -              (246)             (625)
                                                                     --------------------------------------------------------
Net cash provided by (used in) financing activities                              5,373              (856)           (1,137)
                                                                     --------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              (758)              111            (1,664)

Cash and cash equivalents at beginning of year                                   1,366             1,255             2,919
                                                                     ========================================================
Cash and cash equivalents at end of year                                   $       608          $  1,366         $   1,255
                                                                     ========================================================

Supplemental information:
   Interest paid                                                           $       376         $     304         $     222

   Income taxes paid                                                       $       140         $      60         $   2,205


See accompanying notes.

                     Starcraft Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                        (In thousands, except share data)

                               September 28, 1997


1.  Nature of Business and Significant Accounting Policies

Nature of Business and Principles of Consolidation

Starcraft Corporation and Subsidiaries (Company) are second stage manufacturers of custom van, pickup truck, and sport utility vehicle conversions. The consolidated financial statements include the accounts of Starcraft Corporation and its wholly owned subsidiaries: Starcraft Automotive Group, Inc., Imperial Automotive Group, Inc. (Imperial), Starcraft Southwest, Inc., and National Mobility Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company's customers operate in the automotive industry. The Company sells conversion units throughout the United States, and export sales are principally to locations in Japan and northern Europe. Credit is extended to customers based on an evaluation of the customer's financial condition, and when credit is extended collateral generally is not required. Sales to the Company's largest customer were $9,541, $18,526, and $15,185 in 1997, 1996, and 1995, respectively.

Significant Accounting Policies

Cash Equivalents

Cash equivalents include all highly liquid investments with a maturity of three months or less.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for certain inventories ($8,962 and $8,408 at September 28, 1997 and September 29, 1996, respectively) and by the first-in, first-out (FIFO) method for all other inventories.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The Company is depreciating buildings over periods of 15 to 50 years, building improvements over periods of 5 to 20 years, and equipment over periods of 3 to 12 years.

                     Starcraft Corporation and Subsidiaries

                        (In thousands, except share data)



 1.   Nature of Business and Significant Accounting Policies (continued)

Goodwill

Goodwill is amortized by the straight-line method over a period of 15 years and is stated net of accumulated amortization of $57 and $482 at September 28, 1997 and September 29, 1996, respectively. The Company evaluates the recoverability based on undiscounted projected operating cash flows when factors indicate that an impairment may exist. During the fourth quarter of 1997, the Company wrote off the remaining goodwill associated with the acquisition of Imperial Industries, Inc. as more fully described in Note 8.

Warranties

The Company follows the policy of accruing an estimated liability for warranties at the time the warranted products are sold.

Revenue Recognition

The Company generally manufactures products based on specific orders from customers. Shipments are generally made by common carrier after receiving authorization from the customer, and revenue is generally recognized upon shipment. Net sales do not include the cost of chassis (see Note 10).

Stock Based Compensation

The Company periodically grants stock options for a fixed number of shares to employees. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

Use of Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                     Starcraft Corporation and Subsidiaries

                        (In thousands, except share data)



1.  Nature of Business and Significant Accounting Policies (continued)

Earnings Per Share

Earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," ("FAS 128") which is required to be adopted by the Company in the first quarter of 1998. Upon adoption, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of FAS 128 on the calculation of earnings per share is not expected to be material.

Seasonality

The Company's business is seasonal. Sales are generally higher during the spring and summer months of the year.

Fiscal Year

The Company's fiscal year ends on the Sunday closest to September 30. The years ended September 28, 1997, September 29, 1996, and October 1, 1995 each contain 52 weeks.

Reclassification

Certain 1996 and 1995 amounts have been reclassified to conform with the current year presentation.

                     Starcraft Corporation and Subsidiaries

                        (In thousands, except share data)



2.  Inventories

The composition of inventories is as follows:

                            September 28,       September 29,
                                1997                 1996
                         -----------------------------------------

     Raw materials           $     4,654         $     7,126
     Work-in-process               1,667               1,786
     Finished goods                2,949               2,596
                         =========================================
                             $     9,270         $    11,508
                         =========================================

The use of the LIFO method of determining the cost of inventories did not have a material effect on inventories at September 28, 1997 and September 29, 1996.


3.  Debt Arrangements

On January 12, 1998, the Company entered into an amended credit agreement with its bank which was effective as of December 31, 1997. The agreement has a maturity date of January 31, 1999. Borrowings are limited to specified percentages of eligible receivables, inventories, and property and equipment and are subject to maximum limits of $15,000 through March 30, 1998, $12,000 from March 31, 1998 through June 29, 1998, and $10,000 thereafter. The carrying amount of the Company's line of credit approximates fair value. Interest expense was approximatley $403, $305, and $224 in 1997, 1996, and 1995, respectively.

Borrowings pursuant to the agreement bear interest at the prime rate of the lending bank plus 1% and are secured by substantially all of the Company's assets. Fees on the unused commitment range from 0.125% to 0.250% of the average daily unused portion of the available credit based on the Company's level of total interest bearing liabilities compared to consolidated earnings before interest, taxes, depreciation, and amortization. Pursuant to the agreement, the Company must, among other things, maintain a minimum level of tangible net worth of $6,700 at December 31, 1997, $6,100 from January 1, 1998 through June 27, 1998, $7,250 from June 28, 1998 through September 27, 1998 and $7,600 thereafter. If these minimum levels are not maintained, any outstanding balances become payable upon demand of the bank. The Company's tangible net worth was $8,842 million at September 28, 1997.

In order to maintain the minimum levels of tangible net worth through 1998, the Company needs to achieve operating results substantially consistent with its 1998 operating plan. This plan calls for 1998 net sales to be slightly lower than 1997 net sales. The Company plans to reduce cost of goods sold through improved plant operating efficiencies, a new pay system for production line associates, and the reduction of carrying costs of its chassis by decreasing inventory levels. In addition, the Company plans to reduce selling, general and administrative expenses primarly through reductions in personnel and employee benefits costs.

                     Starcraft Corporation and Subsidiaries

                        (In thousands, except share data)



4.  Income Taxes

Federal and state income taxes (credits), all of which were domestic, consist of the following:

                    1997                1996               1995
                   ---------------------------------------------------
     Current:
        Federal     $(2,770)             $ (103)           $  1,272
        State          (627)                 55                 378
                   ---------------------------------------------------
                   ---------------------------------------------------
                     (3,397)                (48)              1,650

     Deferred:
        Federal         508                  54                  83
        State            75                  14                  20
                   ---------------------------------------------------
                   ---------------------------------------------------
                        583                  68                 103
                   ===================================================
                    $(2,814)             $   20            $  1,753
                   ===================================================

The provisions for income taxes are different from amounts that would otherwise be computed by applying a federal statutory rate of 34% to income taxes. A reconciliation of the differences is as follows:

                                                            1997                 1996               1995
                                                    -----------------------------------------------------------

     Rate applied to pretax income (loss)             $     (4,799)               $  44           $  1,533
     State taxes--net                                         (701)                  46                182
     Foreign sales corporation                                 (36)                (205)                 -
     Temporary differences for which no benefit
         was recognized                                      2,544                    -                  -
     Other, net                                                178                  135                 38
                                                    ===========================================================
                                                      $     (2,814)               $  20           $  1,753
                                                    ===========================================================

                     Starcraft Corporation and Subsidiaries

                        (In thousands, except share data)



4.  Income Taxes (continued)

The composition of the deferred tax assets and liabilities is as follows:

                                                                        September 28,        September 29,
                                                                            1997                  1996
                                                                    -------------------------------------------
     Deferred tax liabilities:
        Accelerated depreciation                                         $    (484)            $    (330)
        Inventory basis difference                                            (331)                 (331)
        Other                                                                  (57)                  (84)
                                                                    -------------------------------------------
                                                                    -------------------------------------------
                                                                              (872)                 (745)

     Deferred tax assets:
        Inventory                                                              216                   267
        Nondeductible accruals:
          Warranty                                                             276                   378
          Other                                                                455                   175
        Goodwill                                                             1,741                     -
        Alternative minimum tax credit carryforward                            220                     -
                                                                    -------------------------------------------
     Total deferred tax assets                                               2,908                   820
     Valuation allowance                                                    (2,544)                    -
                                                                    -------------------------------------------
                                                                               364                   820
                                                                    ===========================================
     Net deferred tax asset (liability)                                  $    (508)            $      75
                                                                    ===========================================

The alternative minimum tax carryforward of $220 has no expiration date for income tax purposes.


5.  Compensation Plans

The Company sponsors a qualified profit-sharing plan, more commonly known as a 401(k) plan, for all of its employees with over six months of service. The plan provides for a matching contribution by the Company of the employee's salary deduction, up to 6% of compensation. In addition, the plan provides for a discretionary contribution annually as determined by the Board of Directors. The amounts charged to expense for this plan were approximately $361, $107, and $470 in 1997, 1996, and 1995, respectively.

                     Starcraft Corporation and Subsidiaries

                        (In thousands, except share data)



 6.   Stock Option Plans

The Company maintains two stock incentive plans under which stock options are granted to key employees and directors. The plans authorize the grant of stock options for up to 630,000 shares of the Company's common stock. The options in these two plans have 5 year terms and become fully exercisable after six months. The Company also sponsors a qualified stock option plan with 40,000 shares of common stock reserved for options to certain sales representatives who are not employees of the Company. These options have five year terms.

Under the three plans, options may not be granted at prices below 85% of the current market value of the stock at the date of grant. All options awarded through September 28, 1997 have been at fair market value on the date of grant. For each of the three years in the period ended September 28, 1997, the effect of the stock options in computing earnings per common share was antidilutive.

A summary of the Company's stock option activity and related information follows:

                                            Weighted                       Weighted                       Weighted
                                             Average                       Average                        Average
                                            Exercise                       Exercise                       Exercise
                            Options          Price          Options          Price         Options          Price
                          ------------- ---------------- --------------- -------------- --------------- --------------
Outstanding at
beginning of year            375,349         $6.24           311,850         $8.02          241,350         $8.55
Granted                      124,500          3.40           176,500          4.38          167,000          7.46
Canceled                     (92,500)         5.02          (113,001)         8.26          (96,500)         8.37
                          ------------- ---------------- --------------- -------------- --------------- --------------
Outstanding at end of
year                         407,349         $5.65           375,349         $6.24          311,850         $8.02
                          ============= ================ =============== ============== =============== ==============
Exercisable at end of        302,149         $6.46           359,849         $6.21          248,076         $8.21
                          ============= ================ =============== ============== =============== ==============

                     Starcraft Corporation and Subsidiaries

                        (In thousands, except share data)


6.   Stock Option Plans (continued)

As of September 28, 1997, there were 225,500 options outstanding with exercise prices which ranged from $2.50 to $5.00. The weighted-average exercise price of these options is $4.01, and the weighted-average remaining contractual life is
4.0 years. As of September 28, 1997, there were 181,849 options outstanding with exercise prices which ranged from $5.125 to $10.00. The weighted-average exercise price of these options is $7.67, and the weighted-average remaining contractual life is 1.5 years.

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25 no compensation expense has been recognized because the exercise price of the Company's stock options has equaled the market price of the underlying stock on the date of grant. Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") and has been determined as if the Company had accounted for its stock options issued in 1997 and 1996 under the fair value method of FAS 123. The fair value was estimated as of the date of grant using a Black-Sholes option pricing model with the following assumptions:

                                  1997                         1996
                         ------------------------------------------------
Risk-free interest rate       6.04% - 6.77%              5.41%  -  6.71%

Dividend yield                      0%                           0%

Volatility factor             40.9% - 48.8%                33.3% - 41.3%

Expected option life            4 years                      4 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                 1997             1996
                                         --------------------------------
Pro forma net income (loss)                  $(11,469)       $      13

Pro forma net income (loss) per share        $  (2.78)       $    0.00

                     Starcraft Corporation and Subsidiaries

                        (In thousands, except share data)



7.   Shareholder Rights Plan

In August 1997 the Company adopted a Shareholders Rights Plan issuing one right for each outstanding share. Each right entitles the registered holder to purchase from the Company one share of common stock at $15 per share, subject to adjustment. The rights become exercisable if a person or group (other than certain related persons) acquires or announces a tender offer for prescribed percentages of the Company's shares or is declared an "adverse person" by the Company's Board of Directors. In these events, each right holder may purchase shares with a value equal to twice the exercise price. Furthermore, if the Company engages in certain mergers or similar business combinations a right holder may purchase shares of the acquiring company with a value of two times the purchase price of the right. The rights expire on August 12, 2007.


8. Restructuring Charges and Goodwill Impairment

In December 1996 the Company consolidated its Imperial manufacturing operation located in Elkhart, Indiana into the Company's facility in Goshen, Indiana. In June 1997 the Company closed its McGregor, Texas plant and sold the assets of the business. The Company recorded $1,010 of restructuring charges related to such activities primarily for employee termination and other costs ($179), leasehold asset write-offs ($326) and the recognition of remaining contractual lease obligations ($505). The contractual lease obligations primarily pertain to remaining rent and associated contractual costs at the former Imperial location. The remaining liability for contractual lease obligations at September 28, 1997 is $155, which will be paid in fiscal 1998.

Operating losses at Imperial, together with a strategic review of the conversion industry, resulted in an evaluation of the goodwill related to the acquisition of Imperial Industries, Inc. The July 1994 aquisition of Imperial Industries, Inc. was viewed at that time as a strategic expansion of the Company's production capacity, conversion products lines, and sales and dealer network. The operating strategy was to allow Imperial to remain an independent manufacturing and operating subsidiary focused exclusively on the price sensitive, entry level domestic conversion market. However, subsequent to the acquistion, the domestic market has contracted, gross margins have deteriorated, and Imperial has experienced operating losses. In 1997, the manufacturing operations of Imperial were consolidated into the Starcraft manufacturing facility to reduce excess capacity. Further integration of the manufacturing operations, as well as integration and reduction of the sales, dealer and general and administration functions, have occurred since this consolidation.

                     Starcraft Corporation and Subsidiaries

                        (In thousands, except share data)



8. Restructuring Charges and Goodwill Impairment Loss (continued)

As a result of the change in the domestic market, abandonment of the original strategic operating plan for Imperial, cumulative operating losses and continued weakness in the domestic vehicle conversion market, it was determined that the goodwill was not recoverable and, therefore, a goodwill impairment loss of $4,916 was recorded in the fourth quarter of 1997 to write-off the remaining goodwill associated with this acquisition.


9.  Business Combination

On February 28, 1997, the Company acquired the assets and assumed certain liabilities of National Mobility Corporation, a manufacturer of conversion vehicles for the physically challenged. The purchase price of the acquired assets was $1,200 in cash, assumption of certain bank debt, and issuance of 15,000 shares of the Company's common stock. The excess of the total acquisition cost over the fair value of the net assets acquired is recorded as goodwill and is being amortized over 15 years using the straight-line method.

The acquisition was recorded using the purchase method of accounting, and accordingly, the results of operations of National Mobility Corporation for the seven months ended September 28, 1997 are included in the consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The allocation of the purchase price is summarized as follows:

     Current assets                      $ 2,448
     Property and equipment                  200
     Goodwill                              1,510
     Current liabilities                  (2,357)
                                         -------
                                         $ 1,801
                                         =======

On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of 1996, consolidated net sales would have been $102,978 for 1996 and $73,771 for 1997. Consolidated pro forma income (loss) and earnings (loss) per share would not have been materially different from the reported amounts for 1997 and 1996. The pro forma information is not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1996.

                     Starcraft Corporation and Subsidiaries

                        (In thousands, except share data)


10.  Consignment Arrangements

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

Consistent with the practice in their industry, the Company accounts for chassis as consignment inventory. Accordingly, the Company records chassis inventory and related obligations only in the event they are required to purchase chassis from the OEM. Provisions for decline in chassis value are recognized when, in management's estimation, such provisions are necessary. Provisions for decline in chassis value, chassis inventory, and chassis sales are not material to the accompanying financial statements.

At September 28, 1997, the Company has possession of chassis in the aggregate amount of $28,200 (of which $8,660 related to chassis on consignment for periods exceeding 90 days) and has total chassis line availability between $82,520 and $92,040 based on the time of year. Carrying charges on consignment chassis, which are presented in cost of goods sold, were approximately $2,740, $1,729, and $2,046 in 1997, 1996, and 1995, respectively. The OEMs have also instituted incentive rebates to second-stage manufacturers based on the number of chassis delivered to dealers. Those incentives reduced cost of goods sold by approximately $751, $1,135, and $1,415 in 1997, 1996, and 1995, respectively.


11.  Commitments and Contingencies

The Company leases certain of its facilities and equipment. The total rental expense for the years ended 1997, 1996, and 1995 is $688, $490, and $295, respectively. Rental commitments at September 28, 1997 for long-term noncancelable operating leases are as follows:

       1998                                  $ 228
       1999                                    189
       2000                                     94
       2001                                      5
                                         =========
                                             $ 516
                                         =========

                     Starcraft Corporation and Subsidiaries

                        (In thousands, except share data)


11.  Commitments and Contingencies (continued)

The Company is subject to various legal proceedings and claims with respect to such matters as product liabilities and other actions which arise out of the normal course of its business. Management and its legal counsel periodically review the probable outcome of pending proceedings and the costs reasonably expected to be incurred. The Company accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the opinion of management, any ultimate cost to the Company in excess of amounts accrued will not materially affect its consolidated financial position, cash flows or results of operations.

The Company's commitments with respect to its chassis arrangements are described in Note 10.


12.  Research and Development

The Company incurs costs to improve the appeal and safety of its products. Research and development costs are charged to operations when incurred. Amounts charged to operations were approximately $824, $893, and $726 in 1997, 1996, and 1995, respectively.

                     Starcraft Corporation and Subsidiaries

                        (In thousands, except share data)



13.  Unaudited Interim Financial Information

Presented below is certain unaudited quarterly financial information for 1997 and 1996.

                                                                   Quarter ended
                                      -------------------------------------------------------------------------
                                         December 29,        March 30,        June 29,        September 28,
                                             1996              1997             1997              1997
                                      -------------------------------------------------------------------------
     Net sales                            $17,669            $18,552           $23,465          $12,596
     Gross profit (loss)                    2,028              1,120             2,843              (51)
     Net loss                              (1,342)            (1,552)             (692)          (7,716)
     Loss per common share                  (0.33)             (0.37)            (0.17)           (1.87)

                                                                   Quarter ended
                                      -------------------------------------------------------------------------
                                         December 31,        March 31,        June 30,        September 29,
                                             1995              1996             1996              1996
                                      -------------------------------------------------------------------------
     Net sales                            $15,658            $23,063           $31,507          $28,737
     Gross profit                           1,538              1,717             6,276            5,765
     Net income (loss)                     (1,142)            (1,229)            1,414            1,067
     Earnings (loss) per
        common share                        (0.27)             (0.30)             0.34             0.26





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or before January 16, 1998.

ITEM 11.          EXECUTIVE COMPENSATION

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or before January 16, 1998.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or before January 16, 1998.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or before January 16, 1998.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K.

(a)      The following documents are filed as part of the report:

         Financial Statements (as of September 28, 1997 and September 29, 1996 and for the fiscal periods ended September 28, 1997, September 29, 1996, and October 1, 1995):

         Reports of Independent Auditors
         Balance Sheets
         Statements of Operations
         Statements of Cash Flows
         Statements of Shareholders' Equity
         Notes to Financial Statements

(b)      Reports on Form 8-K

         Registrant filed no reports on Form 8-K during the period ending September 28 1997.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index immediately following the signature page.

(d) The following financial statement schedule is filed as part of this report:

         Schedule II-Valuation and Qualifying Accounts and Reserves.

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

                     STARCRAFT CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Dollars in Thousands)

                               Balance at              Charged to            Deductions from         Balance at Close
                           Beginning of Period         Operations             Additions to              of Period
                                                                              Reserves (a)
Allowance for doubtful accounts - deducted from accounts  receivable,  trade, in the consolidated balance sheets:
------------------------------------------------------------------------------------------------------------------------
52 weeks ended                    $ 51                    $ 30                    $ --                     $ 81
September 28, 1997
52 weeks ended                    $ 57                    $ --                    ($ 6)                    $ 51
September 29, 1996
52 weeks ended                    $ 60                    $ --                    ($ 3)                    $ 57
October 1, 1995

(a)      Write-off of bad debts, less recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                            STARCRAFT CORPORATION

DATE: January 12, 1998              By:     /s/ Kelly L. Rose
                                            --------------------------------
                                            Kelly L. Rose,
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 12th day of January, 1998.

1)            Principal Executive Officer:

       By:       /s/   Kelly L. Rose                      Chairman, Chief
              Kelly L. Rose                                 Executive Officer

2)            Principal Financial/Accounting Officer:

       By:       /s/   Michael H. Schoeffler              President, Chief
              Michael H. Schoeffler                         Financial Officer,
                                                            Treasurer, Secretary

3)            The Board of Directors:

       By:       /s/   Kelly L. Rose                      Director
              Kelly L. Rose

       By:       /s/   Frank K. Martin                    Director
              Frank K. Martin

       By:       /s/   L. Craig Fulmer                    Director
              L. Craig Fulmer

       By:       /s/   David J. Matteson                  Director
              David J. Matteson

       By:       /s/   Allen H. Neuharth                  Director
              Allen H. Neuharth

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

3.2      Registrant's Code of By-Laws,  as amended.  Incorporated
         by  reference  to Exhibit 3.2 to the  Registrant's  Form
         10-K for the fiscal year ending September 29, 1996.               *

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

4.2      Article  III  -  "Shareholder  Meetings",  Article  VI -
         "Certificates  for Shares" and Article VII -  "Corporate
         Books and Records - Section 3" of the Registrant's  Code
         of By-Laws,  as amended.  Incorporated  by  reference to
         Exhibit 3.2 to the Registrant's Form 10-K for the fiscal
         year ending September 29, 1996.                                   *

4.3      Amended  and  Restated  Credit  Agreement   between  the
         Registrant  and  Bank  One  Indianapolis,   N.A.,  dated
         November 30, 1994.  Incorporated by reference to Exhibit
         4.6 of the  Registrant's  Form 10-K for the fiscal  year
         ending October 2, 1994.                                           *

4.4      First Amendment to Amended and Restated Credit Agreement
         between the Registrant and Bank One, Indianapolis,  N.A.
         dated  March  7,  1995.  Incorporated  by  reference  to
         Exhibit  10(2)  to the  Registrant's  Form  10-Q for the
         quarter ending April 2, 1995.                                     *

4.5      Second   Amendment  to  Amended  and   Restated   Credit
         Agreement   dated   April  6,   1996   among   Starcraft
         Corporation,  Starcraft  Automotive Group, Inc. Imperial
         Automobile Group, Inc. and Bank One, Indianapolis,  N.A.
         Incorporated by reference to the Registrant's  Form 10-Q
         for the Quarter Ended March 31, 1997.                             *

4.6      Third   Amendment   to  Amended  and   Restated   Credit
         Agreement,  effective  January 31, 1997, among Starcraft
         Corporation,  Starcraft  Automotive Group, Inc. Imperial
         Automobile Group, Inc. and Bank One, Indianapolis,  N.A.
         Incorporated by reference to the Registrant's  Form 10-Q
         for the Quarter Ended March 31, 1997.                             *

4.7      Fourth   Amendment  to  Amended  and   Restated   Credit
         Agreement,  effective June 29, 1997, among Starcraft
         Corporation,  Starcraft  Automotive Group, Inc. Imperial
         Automobile Group, Inc. and Bank One, Indianapolis,  N.A.         [ ]

4.8      Fifth   Amendment  to  Amended  and   Restated   Credit
         Agreement,  effective December 31, 1997, among Starcraft
         Corporation,  Starcraft  Automotive Group, Inc. Imperial
         Automobile Group, Inc. and Bank One, Indianapolis,  N.A.         [ ]

4.9      Rights Agreement,  dated as of August 12, 1997,  between
         Registrant  and Harris Trust and Savings Bank, as Rights
         Agent. Incorporated by reference to the Registrant's 8-A
         filed September 9, 1997.                                          *

10.1(a)  The Starcraft Automotive Corporation Stock Incentive Plan.        **

10.1(b)  The Starcraft  Corporation  1997 Stock  Incentive  Plan.
         Incorporated  by  reference  to  Exhibit  10.1(b) to the
         Registrant's  From  10-K  for  the  fiscal  year  ending
         September 29, 1996.                                               *

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

10.3(a)  Employment  Agreement  with  Kelly L. Rose dated June 2,
         1993.  Incorporated by reference to Exhibit  10.10(a) of
         the Registrant's Form S-1.                                        **

10.3(b)  Employment  Agreement  with Kelly L. Rose dated December
         12, 1996. Incorporated by reference to Exhibit 10.3(b) to the Registrant's From 10-K for the fiscal year ending
         September 29, 1996.

10.3(c)  Form of First  Addendum to Employment Agreement with
         Kelly L. Rose, December 31, 1997.                                [ ]

10.3(d)  Consulting   Agreement  with  Allen  H.  Neuharth  dated
         September 15, 1993. Incorporated by reference to Exhibit
         10.3(k)  of the  Registrant's  Form 10-K for the  fiscal
         year ending October 2, 1994.                                      *

10.3(e)  Employment  Agreement between the Registrant and Michael
         H.  Schoeffler  dated January 16, 1995.  Incorporated by
         reference to Exhibit  10.3(m) of the  Registrant's  Form
         10-K for the year ending October 1, 1995.                         *

10.3(f)  Employment  Agreement between the Registrant and Michael
         H. Schoeffler dated December 12, 1996. Incorporated by reference to Exhibit 10.3(e) to the Registrant's From 10-K for the fiscal year ending September 29, 1996.

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

11       Computation of Earnings Per Share                                [ ]

21       Subsidiaries of the Registrant.                                  [ ]

23 (a)   Consent of Ernst & Young LLP.                                    [ ]

23 (b)   Consent of McGladrey & Pullen, LLP                               [ ]

27       Financial Data Schedule                                          [ ]

------------
*        Incorporated   by   reference   as   indicated   in  the
         description.

** Incorporated by reference to the exhibit, bearing the corresponding exhibit number to the Registrant's registration statement on Form S-1, Reg. No. 33-63760, unless another exhibit number is listed in the above description.