Form 10-Q
period 1997-12-28
STARCRAFT CORP /IN/
filed 1998-02-09
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the quarter ended December 28, 1997

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

                       Yes  |X|             No  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: January 30, 1998 - 4,133,600 shares of Common Stock, without par value.

STARCRAFT CORPORATION
Form 10-Q



                                    - INDEX -



PART I.         FINANCIAL INFORMATION                                       PAGE

       Item 1.  Financial Statements

                Balance Sheets - December 28, 1997 (Unaudited)                1
                and September 28, 1997 (Audited)

                Statements of Operations (Unaudited) for the
                three month periods ended December 28, 1997
                and December 29, 1996                                         2

                Statements of Cash Flow (Unaudited) for the three month       3
                periods ended December 28, 1997 and December 29, 1996

                Notes to Financial Statements                               4-7

       Item 2.  Management's Discussion and Analysis                       8-11


PART II.        OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K                             12


SIGNATURES                                                                   13

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

BALANCE SHEETS                                            December 28, 1997   September 28, 1997
                                                          -----------------   ------------------
ASSETS                                                           (Dollars in Thousands)
Current Assets
     Cash and cash equivalents .....................          $    389           $    608
     Trade receivables, less allowance for
          doubtful accounts of $51,000 .............             6,287              3,977
     Manufacturers' rebates receivable .............               775                692
     Recoverable income tax ........................             3,260              3,300
     Inventories ...................................             8,309              9,270
     Other .........................................               614                444
                                                              --------           --------
         Total current assets ......................            19,634             18,291
Property and Equipment
     Land, buildings, and improvements .............             5,864              5,857
     Machinery and equipment .......................             5,884              5,608
                                                              --------           --------
                                                                11,748             11,465
     Less accumulated depreciation .................             3,716              3,491
                                                              --------           --------
                                                                 8,032              7,974

Goodwill, at amortized cost ........................             1,428              1,453
Other assets .......................................                53                 61
                                                              --------           --------
                                                              $ 29,147           $ 27,779
                                                              ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable, trade .......................          $  4,429           $  6,354
     Accrued expenses:
         Warranty ..................................             1,221              1,337
         Compensation and related expenses .........               147                484
         Taxes .....................................               862              1,060
         Other .....................................             1,622              2,045
                                                              --------           --------
Total current liabilities ..........................             8,281             11,280
Long Term Debt .....................................            11,200              5,696
Deferred Income Taxes ..............................               508                508
Shareholders' Equity
     Preferred stock, no par value;
         authorized but unissued
         2,000,000 shares
     Common Stock, no par value;
         10,000,000 shares authorized
         4,133,600 shares issued as of December 28,
         1997 and September 28, 1997 ...............            14,016             14,016
     Additional paid-in capital ....................             1,008              1,008
     Retained Earnings Deficit .....................            (5,866)            (4,729)
                                                              --------           --------
          Total shareholders' equity ...............             9,158             10,295
                                                              --------           --------
                                                              $ 29,147           $ 27,779
                                                              ========           ========

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF OPERATIONS
                                                       3 Months Ended
                                              ----------------------------------
                                              Dec. 28, 1997        Dec.29, 1996
                                              -------------        ------------
                                                     (Dollars in Thousands)
Net Sales
     Domestic ......................          $     9,811           $    12,589
     Export ........................                3,608                 5,080
                                              -----------           -----------
                                                   13,419                17,669

Cost of Goods Sold .................               12,214                15,641
                                              -----------           -----------
     Gross profit ..................                1,205                 2,028

Operating Expenses
     Selling and promotion .........                1,288                 1,711
     General and administrative ....                  920                 1,791
     Restructure charge ............                    0                   750
                                              -----------           -----------
                                                    2,208                 4,252
                                              -----------           -----------
         Operating Loss ............               (1,003)               (2,224)

Nonoperating (Expense) Income
     Interest, net .................                 (172)                  (60)
     Other income, net .............                   38                    51
                                              -----------           -----------
                                                     (134)                   (9)
                                              -----------           -----------


         Loss Before Income Taxes...               (1,137)               (2,233)

Income Tax Credit ..................                    0                  (891)
                                              -----------           -----------

     NET LOSS ......................          $    (1,137)          $    (1,342)
                                              ===========           ===========

     BASIC AND DILUTIVE LOSS
       PER COMMON SHARE ............          $     (0.28)          $     (0.33)
                                              ===========           ===========

Average Number of Common and
    Common Equivalent
   Shares Outstanding ..............            4,133,600             4,118,600
                                              ===========           ===========

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF CASH FLOW

                                                                       3 Months Ended
                                                               ------------------------------
                                                               Dec. 28, 1997    Dec. 29, 1996
                                                               -------------    -------------
                                                                  (Dollars in Thousands)

Operating Activities
     Net Loss ..........................................          $(1,137)          $(1,342)
     Adjustments to reconcile net loss to
        net cash provided by operating
       activities:
         Depreciation and amortization .................              258               291
         Non-Cash Restructuring
              Charges ..................................                0               637
         Change in operating
            assets and liabilities:
                  Receivables ..........................           (2,353)            4,276
                  Inventories ..........................              961               725
                  Other ................................             (170)             (997)
                  Accounts payable .....................           (1,925)           (5,603)
                  Accrued expenses .....................           (1,074)           (1,401)
                                                                  -------           -------
         Net Cash used in
            operating activities .......................           (5,440)           (3,414)

Investing Activities
     Purchase of property and equipment ................             (283)             (276)
     Other .............................................                0                 3
                                                                  -------           -------
         Net cash used in
            investing  activities ......................             (283)             (273)
 Financing Activities
     Borrowings on revolving
        credit agreements ..............................            5,504             6,400
     Repayments on revolving
        credit agreements ..............................                0            (3,100)
     Payments on long-term debt ........................                0              (160)
                                                                  -------           -------
         Net cash from financing
            activities .................................            5,504             3,140

Decrease in Cash and Cash
     Equivalents .......................................             (219)             (547)
     Cash and cash equivalents at
        beginning of period ............................              608             1,366
                                                                  -------           -------
     Cash and cash equivalents at
        end of period ..................................          $   389           $   819
                                                                  =======           =======

NOTES TO FINANCIAL STATEMENTS

STARCRAFT CORPORATION

December 28, 1997
--------------------------------------------------------------------------------
Note 1.           Basis of Presentation

                  The accompanying unaudited financial statements of Starcraft Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Reference is made to the Company's audited financial statements set forth in its annual report on Form 10-K for its fiscal year ended September 28, 1997. Certain fiscal year 1997 amounts were reclassified to be consistent with the fiscal year 1998 classification.

                  In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three month period ended December 28, 1997 and the three month period ended December 29, 1996. The results of operations for the three months ended December 28, 1997 are not necessarily indicative of the results which may be expected for the year ending September 27, 1998.

Note 2.           Inventories

                  The composition of inventories is as follows (dollars in thousands):

                                      December 28, 1997    September 28, 1997
                                      -----------------    ------------------
                  Raw Materials              $4,828              $4,654
                  Work in Process             1,744               1,667
                  Finished Goods              1,737               2,949
                                              -----               -----
                                             $8,309              $9,270
                                             ------              ------

STARCRAFT CORPORATION
--------------------------------------------------------------------------------

Note 3.           Long-Term Debt

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

                  Borrowings pursuant to the agreement bear interest at the prime rate of the lending bank plus 1% and are secured by substantially all of the Company's assets. Fees on the unused commitment range from 0.125% to 0.250% of the avarage daily unused portion of the available credit based on the Company's level of interest, taxes, depreciation, and amortization.
                  Pursuant to the agreement, the Company must, among other things, maintain a minimum level of tangible net worth of $6.7 million at December 31, 1997, $6.1 million from January 1, 1998 through June 27, 1998, $7.25 million from June 28, 1998 through September 27, 1998 and $7.6 million thereafter. If these minimum levels are not maintained, any outstanding balances become payable upon demand of the bank. The Company's tangible net worth was $7.7 million at December 28, 1997.

                  In order to maintain the minimum levels of tangible net worth through 1998, the Company needs to achieve operating results substantially consistent with its 1998 operating plan. This plan calls for 1998 net sales to be slightly lower than 1997 net sales. The Company plans to reduce costs of goods sold through improved plant operating efficiencies, a new pay system for production line associates, and the reduction of carrying costs of its chassis by decreasing inventory levels. In addition, the Company plans to reduce selling, general and administrative expenses primarily through reductions in personnel and employee benefits costs.

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

STARCRAFT CORPORATION
--------------------------------------------------------------------------------

Note 4.           Consignment Arrangements (Continued)

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

                  At December 28, 1997, the Company had possession of chassis in the aggregate amount of $17.4 million (of which $8.1 million was over 90 days).

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

STARCRAFT CORPORATION
--------------------------------------------------------------------------------

Note 6.           Recently Adopted Accounting Standards

                  In February 1997 the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share", which was adopted by the Company in the first quarter of fiscal year 1998. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The impact of F.A.S. 128 on prior year amounts was not material. The computation of basic and diluted loss per share follows:

                                                                                     3 Months
                                                                       ---------------------------------------
                                                                       Dec. 28, 1997             Dec. 29, 1996
                                                                       -------------             -------------
                                                                      (In thousands, except per share amounts)
                  Numerator:
                           Numerator for basic and
                           diluted loss per share - loss
                           available to common
                           stockholders                                    ($1,137)                  ($1,342)
                                                                       ===========                ==========

                  Denominator:
                           Denominator for basic
                           loss per share - weighted
                           average shares                                    4,134                     4,119

                  Effect of dilutive securities:
                           Employee stock options                              (a)                        (a)

                  Denominator for diluted loss per                     __________                 __________
                            share - adjusted weighted
                           average shares and assumed
                           conclusions                                      4,134                      4,119
                                                                       ----------                 ==========

                  Basic Loss Per Share                                     ($0.28)                    ($0.33)
                                                                       ==========                  =========

                  Dilutive Loss Per Share                                  ($0.28)                    ($0.33)
                                                                       ==========                  =========


                  (a) Calculation does not reflect the effect of the employee stock options outstanding since their effect is antidilutive.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS

STARCRAFT CORPORATION
================================================================================
                              RESULTS OF OPERATIONS

  Comparison of the three months ended December 28, 1997 (First Quarter Fiscal
             Year 1998) to the three months ended December 29, 1996
                        (First Quarter Fiscal Year 1997)

--------------------------------------------------------------------------------


Net Sales

Net sales declined $4.2 million (24.1%) to $13.4 million in the first quarter of fiscal 1998. Domestic sales declined 22.1% from prior year levels which was consistent with an industry decline of 21% as reported by the Recreational Vehicle Industry Association. Export sales were $3.6 million in the 1998 fiscal quarter compared to $5.1 million in 1997. The $1.5 million reduction in export sales is primarily attributable to a $2 million decline in Asian business, partially offset by an increase in Middle East business. The 1997 first fiscal quarter benefitted from the early build of 1997 models for the Japan market.

The domestic conversion market continues to decline due to the increased popularity and availability of sport utility vehicles and factory minivans, price pressure from higher chassis costs and lower levels of conversion inventory being held on dealer retail lots. Export sales continue to be impacted by the strong U.S. dollar and turmoil in the Asian financial markets.

Gross Profit

Gross profit decreased to $1.2 million (9.0% of sales) in the 1998 fiscal first quarter from $2.0 million (11.5% of sales) in the 1997 period. The decrease in gross margin as a percent of sales is attributable to the impact of fixed plant overhead costs on the lower sales volume, offset by cost savings from the Company's plant consolidation and restructuring efforts in fiscal year 1997.

Selling and promotion expense

Selling and promotion expense decreased approximately $400,000 to $1.3 million (9.6% of sales) in the first fiscal 1998 quarter compared to $1.7 million (9.7% of sales) in fiscal 1997. The reduction is due to the lower domestic sales volume.

General and Administrative Expense

General and administrative expense declined to $.9 million for the 1998 fiscal first quarter from $1.8 million in fiscal 1997. The decrease is attributable to the plant consolidations and personnel restructuring that the Company implemented in fiscal year 1997.

Restructuring Charge

In the first quarter of fiscal year 1997, the Company consolidated its Imperial Automotive Group manufacturing operation into Starcraft Automotive Group's manufacturing complex in Goshen, Indiana and recorded a $750,000 restructure charge.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

STARCRAFT CORPORATION
================================================================================

Interest Expense

Interest expense increased to $172,000 in the fiscal 1998 first quarter from $60,000 in fiscal 1997. The increase is due to higher borrowing levels on the bank credit line.

Income Taxes

The first quarter does not have a tax credit to offset operating losses because the tax carry back is fully utilized. The fiscal 1997 first quarter benefitted from a 40% tax credit carry back.

Loss per Share

Loss per share decreased to $0.28 on 4,133,600 average common shares outstanding for the fiscal 1998 first quarter from $0.33 on 4,118,600 shares for the same period a year ago.

SEASONALITY AND TRENDS

The Company's sales and profits are dependent on the automotive markets in the United States and overseas, primarily Japan and Europe, and the OEM's ability to supply vehicle chassis. The business tends to be seasonal with stronger domestic sales in March through July and is influenced by a number of factors including atypical weather for any sales region and OEM programs affecting the price, supply and delivery of vehicle chassis. General Motors' chassis represented 60% of the Company's total unit shipments in the first quarter of fiscal 1998 compared to 70% in 1997's fiscal first quarter. The decline in the General Motors' percentage is due to the introduction of the redesigned Dodge fullsize van in December, 1997.

The Company's retail dealers had approximately 2,900 units on hand at the end of December 1997 compared to 3,600 units at the end of December 1996. Conversion inventory on dealer lots has decreased for the entire industry relative to prior year levels. The Company believes dealers are stocking fewer conversion products because of the growing availability of additional vehicle models such as sport utility vehicles and factory minivans and a general concern by dealers of the future of the conversion industry. The OEM's have recently increased their advertising support and dealer training efforts to support vehicle conversion products.

The strengthened U.S.Dollar and recent turmoil in financial markets in Asia will pressure the Company's 1998 export sales and margins.

The Company plans to continue to diversify its products and markets in an effort to stabilize sales. The vehicle conversion business will continue to be the core business of the Company, but additional strategies will be implemented in an attempt to reduce the cyclicality and seasonality of the Company's sales. In 1997 the Company acquired National Mobility, a manufacturer of vehicles for the physically challenged, and entered the commercial shuttle bus business as a start to its diversification strategy.

The Company has reviewed its information systems for compatability with year 2000. It has plans in place to replace software deemed incompatable with year 2000 in a timely manner and does not anticpate any material adverse effect from year 2000 compatability issues.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

STARCRAFT CORPORATION
================================================================================

LIQUIDITY AND CAPITAL RESOURCES

Operations utilized $5.4 million of cash in the first three months of fiscal 1998 compared to $3.4 million in the fiscal 1997 period. Operating cash was used in the 1998 period to fund the operating loss and a $4.3 million growth in working capital.

Trade accounts receivable and payable were significantly changed at December 29, 1997 relative to September 28, 1997. Accounts receivable increased $2.4 million during the first fiscal 1998 quarter primarily due to the international business which average a 45 day collection period. At December 28, 1997, international shipments included in accounts receivable were $3.2 million compared to $.3 million at September 28, 1997. Accounts payable decreased $1.9 million in the first quarter of fiscal 1998 due to the reduction in domestic sales. Inventory was reduced $1 million primarily in finished goods as prior year models were reduced.

Capital expenditures for the 1998 quarter were $283,000 primarily for a new management information system.

The Company's use of cash for operations and investing activities was financed by bank debt. At the end of December 1997, bank debt was $11.2 million.

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

Borrowings pursuant to the agreement bear interest at prime rate of the lending bank plus 1% and are secured by substantially all of the Company's assets. Fees on the unused commitment range from 0.125% to 0.250% of the average daily unused portion of the available credit based on the Company's level of total interest bearing liabilities compared to consolidated earnings before interest, taxes, depreciation, and amortization. Pursuant to the agreement, the Company must, among other things, maintain a minimum level of tangible net worth of $6.7 million at December 31, 1997, $6.1 million from January 1, 1998 through June 27, 1998, $7.25 million from June 28, 1998 through September 27, 1998 and $7.6 million thereafter. If these minimum levels are not maintained, any outstanding balances become payable upon demand of the bank. The Company's tangible net worth at December 28, 1997 was $7.7 million.

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

STARCRAFT CORPORATION

================================================================================

In addition to the availability of bank financing, the Company has restricted sales agreements with General Motors Acceptance Corporation, Chrysler Financial Corporation and Ford Motor Credit. Pursuant to these agreements, the Company obtains vehicle chassis from the OEM's for 90 days at nominal rates. If the Company fails to match a chassis with a dealer order within 90 days after delivery of the chassis to the Company, carrying charges increase to prime rate plus 1%.

The Company believes that future cashflows from operations, funds available under its bank revolving credit agreement, and the continued use of OEM financing arrangements to manage its chassis inventory will be sufficient to satisfy its anticipated operating needs and capital improvements for 1998.

The foregoing paragraphs contain forward looking statements regarding cost savings, adequacy of capital resources, seasonality and supply of , and demand for, the Company's products, all of which are subject to a number of important factors which may cause the Company's projections to be materially inaccurate. Some of such factors are described in the Company's Form 10-K for the year ended September 28, 1997, under "Discussion of Forward-Looking Information".

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







                                     STARCRAFT CORPORATION
                                     (Registrant)



February 6, 1998                     By:  /s/  Kelly L. Rose
                                          -----------------------------
                                          Kelly L. Rose
                                          Chairman of the Board and
                                          Chief Executive Officer




                                     By:  /s/ Michael H. Schoeffler
                                          -----------------------------
                                          Michael H. Schoeffler
                                          President and Chief Financial Officer