Form 10-Q
period 1998-03-29
STARCRAFT CORP /IN/
filed 1998-05-13
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the quarter ended March 29, 1998

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

                       Yes  |X|              No  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 1, 1998 - 4,133,600 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                             March 29, 1998
Form 10-Q



                                    - INDEX -



PART I.           FINANCIAL INFORMATION                                     PAGE

       Item 1.    Financial Statements

                  Balance Sheets - March 29, 1998 (Unaudited)                  1
                  and September 28, 1997 (Audited)

                  Statements of Operations (Unaudited) for the three month     2
                  periods ended March 29, 1998 and March 30, 1997 and the six month periods ended March 29, 1998 and March 30, 1997

                  Statements of Cash Flow (Unaudited) for the six month        3
                  periods ended March 29, 1998 and March 30, 1997

                  Notes to Financial Statements                              4-7

       Item 2.    Management's Discussion and Analysis                      8-14


PART II.          OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K                            15


SIGNATURES                                                                 16-17


PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

BALANCE SHEETS                                            March 29, 1998           September 28, 1997
                                                          --------------           ------------------
ASSETS                                                              (Dollars in Thousands)
Current Assets
     Cash and cash equivalents.......................       $       590              $         608
     Trade receivables, less allowance for
          doubtful accounts of: 1998 - $40, 1997 - $81            6,488                      3,977
     Manufacturers' rebates receivable...............               369                        692
     Recoverable income tax..........................               539                      3,300
     Inventories  ...................................             8,607                      9,270
     Other        ...................................               626                        444
                                                          -------------              -------------
         Total current assets........................            17,219                     18,291
Property and Equipment
     Land, buildings, and improvements...............             5,853                      5,857
     Machinery and equipment.........................             5,890                      5,608
                                                          -------------              -------------
                                                                 11,743                     11,465
     Less accumulated depreciation...................             3,871                      3,491
                                                          -------------              -------------
                                                                  7,872                      7,974

Goodwill, at amortized cost..........................             1,404                      1,453
Other assets      ...................................                45                         61
                                                          -------------              -------------
                                                          $      26,540              $      27,779
                                                          =============              =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable, trade............................   $      7,091                $     6,354
     Accrued expenses:
         Warranty.......................................          1,076                      1,337
         Compensation and related expenses..............            404                        484
         Taxes..........................................          1,087                      1,060
         Other..........................................          1,337                      2,045
                                                          -------------              -------------
Total current liabilities............................            10,995                     11,280
Long Term Debt.......................................             6,700                      5,696
Deferred Income Taxes................................               508                        508
Shareholders' Equity
     Preferred Stock, no par value;
         authorized but unissued
         2,000,000 shares
     Common Stock, no par value;
          10,000,000 shares authorized
           4,133,600 shares issued as of March 29,
          1998 and September 28, 1997................            14,016                     14,016
 .    Additional paid-in capital......................             1,008                      1,008
     Retained Earnings Deficit.......................            (6,687)                    (4,729)
                                                          -------------              -------------
          Total shareholders' equity.................             8,337                     10,295
                                                          -------------              -------------
                                                          $      26,540              $      27,779
                                                          =============              =============

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF OPERATIONS

                                                               3 Months Ended                              6 Months Ended
                                                -------------------------------------------------------------------------
                                                March 29, 1998          March 30, 1997         March 29, 1998     March 30, 1997
                                                --------------          --------------         --------------     --------------
                                                                         (Dollars in thousands, except per share amounts)
Net Sales
     Domestic     ..........................     $     11,267          $     16,530               $   21,078         $   29,119
     Export       ..........................            3,197                 2,022                    6,805              7,102
                                                 ------------          ------------               -----------        ----------
                                                       14,464                18,552                   27,883             36,221

Cost of Goods Sold .........................           12,808                17,432                   25,022             33,073
                                                 ------------          ------------               -----------        ----------
         Gross profit ......................            1,656                 1,120                    2,861              3,148

Operating Expenses
     Selling and promotion .................            1,267                 2,039                    2,555              3,750
     General and administrative ............            1,031                 1,638                    1,951              3,429
     Restructure charge . . . . . . . . . .                 0                     0                        0                750
                                                 ------------          ------------               -----------        ----------
                                                        2,298                 3,677                    4,506              7,929
                                                 ------------          ------------               -----------        ----------
Operating Loss .............................             (642)               (2,557)                  (1,645)            (4,781)


Nonoperating (Expense) Income
     Interest expense ......................             (203)                  (85)                    (375)              (145)
     Other income, net .....................               24                    58                       62                109
                                                 ------------          ------------               -----------        ----------
                                                         (179)                  (27)                    (313)               (36)
                                                 ------------          ------------               -----------        ----------

            Loss Before Income Taxes .......             (821)               (2,584)                  (1,958)            (4,817)

Income Tax Credit...........................                0                (1,032)                       0             (1,923)
                                                 ------------          ------------               -----------        ----------

     NET LOSS ..............................    $      (  821)         $     (1,552)              $   (1,958)        $   (2,894)
                                                ==============         =============              ==========         ==========


     BASIC AND DILUTIVE LOSS
       PER COMMON SHARE.....................    $       (0.19)        $       (0.37)              $    (0.47)      $      (0.70)
                                                ==============        ==============              =============    =============

Average Number of Common and
    Common Equivalent
   Shares Outstanding.......................         4,133,600            4,118,600                4,133,600          4,118,600
                                                ==============        ==============              ============      ============

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF CASH FLOW

                                                           6 Months Ended
                                                 ----------------------------------
                                                 March 29, 1998      March 30, 1997
                                                 --------------      --------------
                                                        (Dollars in Thousands)

Operating Activities
     Net Loss ............................         $ (1,958)           $ (2,894)
     Adjustments to reconcile net loss to
        net cash provided by operating
       activities:
         Depreciation and amortization ...              515                 586
         Non-Cash Restructuring
              Charges ....................                0                 571
         Change in operating
            assets and liabilities:
                  Receivables ............              573               2,765
                  Inventories ............              663               2,007
                  Other ..................             (182)             (2,115)
                  Accounts payable .......              737              (3,039)
                  Accrued expenses .......           (1,022)             (2,935)
                                                   --------            --------
         Net Cash used in
            operating activities .........             (674)             (5,054)

Investing Activities
     Purchase of property and equipment ..             (389)               (513)
     Purchase of net assets of National
         Mobility Corporation ............                0              (1,748)
     Other ...............................               41                   3
                                                   --------            --------
         Net cash used in
            investing  activities ........             (348)             (2,258)
 Financing Activities
     Borrowings on revolving
        credit agreements ................            5,504              10,400
     Repayments on revolving
        credit agreements ................           (4,500)             (3,500)
     Payments on long-term debt ..........                0                (323)
                                                   --------            --------
         Net cash from financing
            activities ...................            1,004               6,577

Decrease in Cash and Cash
     Equivalents .........................              (18)               (735)
     Cash and cash equivalents at
        beginning of period ..............              608               1,366
                                                   --------            --------
     Cash and cash equivalents at
        end of period ....................         $    590            $    631
                                                   ========            ========

NOTES TO FINANCIAL STATEMENTS

STARCRAFT CORPORATION

March 29, 1998

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

                  In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three month and six month periods ended March 29, 1998 and March 30, 1997. The results of operations for the six months ended March 29, 1998 are not necessarily indicative of the results which may be expected for the year ending September 27, 1998.

Note 2.           Inventories

                  The composition of inventories is as follows (dollars in thousands):

                                          March 29, 1998    September 28, 1997
                                          --------------    ------------------
                  Raw Materials           $       5,042              $4,654
                  Work in Process                 1,826               1,667
                  Finished Goods                  1,739               2,949
                                          -------------        ------------
                                          $       8,607         $     9,270
                                          -------------         -----------

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


Note 3.           Long-Term Debt

                  On January 12, 1998, the Company entered into an amended credit agreement with its bank. Borrowings are limited to specified percentages of eligible receivables, inventories, and property and equipment and are subject to maximum limits of $15 million through March 30, 1998, $13.5 million from March 31, 1998 through May 3, 1998, $12 million from May 4, 1998 through June 29, 1998, and $10 million thereafter. The carrying amount of the company's line of credit approximates fair value.

                  Borrowings pursuant to the agreement bear interest at the prime rate of the lending bank plus 1% and are secured by substantially all of the Company's assets. Fees on the unused commitment range from 0.125% to 0.250% of the average daily unused portion of the available credit based on the Company's level of interest, taxes, depreciation, and amortization.
                  Pursuant to the agreement, the Company must, among other things, maintain a minimum level of tangible net worth of $6.1 million from January 1, 1998 through June 27, 1998, $7.25 million from June 28, 1998 through September 27, 1998 and $7.6 million thereafter. If these minimum levels are not maintained, any outstanding balances become payable upon demand of the bank. The Company's tangible net worth was $6.93 million at March 29, 1998.

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

                  In May 1998 the Company again amended its bank agreement primarily to extend the agreement's maturity date to April 1, 1999.

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

                  At March 29, 1998, the Company had possession of chassis in the aggregate amount of $13.9 million (of which $3.3 million was over 90 days).

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

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


Note 6.           Earnings Per Share

                  The computation of basic and diluted loss per share follows (in thousands, except per share amounts):


                                                   3 Months                                         6 Months
                                    --------------------------------------------      ---------------------------------

                                    March 29, 1998        March 30, 1997              March 29, 1998          March 30,
                                    --------------        --------------              --------------          ---------
1997
Numerator:
     Numerator for basic and
     diluted loss per share - loss
     available to common
     stockholders                       ($821)                ($ 1,552)                   ($1,958)            ($2,894)
                                    ==========                ========                   =========            ========

Denominator:
     Denominator for basic
     loss per share - weighted
     average shares                     4,134                    4,119                      4,134                4,119

Effect of dilutive securities:
     Employee stock options (a)            --                       --                         --                   --

Denominator for diluted loss
     per share - adjusted
     weighted average shares
     and dilutive securities            4,134                    4,119                      4,134               4,119
                                    ---------                 ========                   --------             =======

Basic Loss Per Share                   ($0.19)                  ($0.37)                    ($0.47)             ($0.70)
                                      ========                =========                 =========           ==========


Dilutive Loss Per Share                ($0.19)                  ($0.37)                   ($0.47)              ($0.70)
                                      ========                =========                 =========           ==========



                  (a)   Calculation  does not reflect the effect of the employee
                        stock   options   outstanding   since  their  effect  is
                        antidilutive.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


                              RESULTS OF OPERATIONS

           Comparison of the three months ended March 29, 1998 (Second
               Quarter Fiscal Year 1998) to the three months ended
                March 30, 1997 (Second Quarter Fiscal Year 1997)

--------------------------------------------------------------------------------


Net Sales

Domestic sales declined 32% in the second quarter of fiscal year 1998. The Company's domestic unit sales declined 36% compared to an industry decline of 30% as reported by the Recreational Vehicle Industry Association. Approximately 19% of the Company's unit decline is attributable to the phase out of pick-up truck conversions. The domestic conversion market continues to decline due to the popularity and availability of sport utility vehicles and factory minivans, price pressure from higher chassis costs and lower levels of conversion inventory being held on dealer retail lots.

International sales increased 58% to $3.2 million in the 1998 second quarter. The increase is primarily due to shipment timing of units for the Asian market and increased sales in Europe. The Company's 1998 year-to-date export sales approximate 1997 levels. Export sales continue to be impacted by the strong U.S. dollar and turmoil in the Asian financial markets.

Gross Profit

Gross profit increased to $1.7 million (11.4% of sales) in the 1998 second quarter from $1.1 million (6.0% of sales) in the 1997 period. The increase in gross margin dollars and as a percent of sales is attributable to the impact of reduced fixed plant overhead costs as a result of the Company's plant consolidation and restructuring efforts in fiscal year 1997.

Selling and promotion expense

Selling and promotion expense decreased approximately $800,000 (11.2% of domestic sales) to $1.3 million in the 1998 quarter compared to $2.0 million (12.3% of domestic sales) in fiscal 1997 primarily due to reduced sales representative commissions on the lower domestic sales volume. The reduction as a percent of sales is attributable to lower fixed sales representative salaries in conjunction with the personnel reorganization efforts in 1997.

General and Administrative Expense

General and administrative expense declined approximately $600,000 to $1.0 million for the 1998 quarter from $1.6 million in fiscal 1997. The decrease is attributable to the plant consolidations and personnel restructuring that the Company implemented in fiscal year 1997.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

STARCRAFT CORPORATION

--------------------------------------------------------------------------------

Interest Expense

Interest expense increased to approximately $200,000 in the fiscal 1998 second quarter from $85,000 in fiscal 1997. The increase is due to higher borrowing levels and higher interest rates on the bank credit line.

Income Taxes

In the second quarter the Company did not have a tax credit to offset operating losses because the tax carry back is fully utilized. The fiscal 1997 second quarter benefitted from a 40% tax credit carry back.

Loss per Share

Loss per share decreased to $0.19 on 4,133,600 average common shares outstanding for the fiscal 1998 second quarter from $0.37 on 4,118,600 shares for the same period a year ago.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


                              RESULTS OF OPERATIONS
                Comparison of the six months ended March 29, 1998
                     to the six months ended March 30, 1997

--------------------------------------------------------------------------------

Net Sales

Net sales were $27.9 million for 1998 compared to $36.2 million in 1997, a 23% decline. The decline is primarily due to domestic sales. The Recreational Vehicle Industry Association reported a 24.7% decline in the industry's unit sales for the six month period. Export sales for the 1998 period approximated 1997 levels.

The domestic conversion market continues to decline due to the increased popularity and availability of sport utility vehicles and factory minivans, price pressure from higher chassis costs and lower levels of conversion inventory being held on dealer retail lots. Export sales continue to be impacted by the strong U.S. dollar and turmoil in the Asian financial markets.


Gross Profit

Gross profit decreased to $2.9 million (10.3% of sales) in the 1998 fiscal second quarter from $3.1 million (8.7% of sales) in the 1997 period. The increase in gross margin as a percent of sales is attributable to the impact of fixed plant overhead costs on the lower sales volume. The increase in percent of sales is due to cost savings from the Company's plant consolidation and restructuring efforts in fiscal year 1997.


Selling and promotion expense

Selling and promotion expense decreased approximately $1.2 million to $2.6 million (12.1% of domestic sales) in the 1998 quarter compared to $3.7 million (12.9% of sales) in fiscal 1997. The reduction in dollars is due to the lower domestic sales volume. The expense as a percent of sales approximates 1997 levels.

General and Administrative Expense

General and administrative expense declined to $1.9 million for the 1998 quarter from $3.4 million in fiscal 1997. The decrease is attributable to personnel restructuring that the Company implemented in fiscal year 1997.

Restructuring Charge

In the first quarter of fiscal year 1997, the Company consolidated its Imperial Automotive Group manufacturing operation into Starcraft Automotive Group's manufacturing complex in Goshen, Indiana and recorded a $750,000 restructure charge.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

STARCRAFT CORPORATION

--------------------------------------------------------------------------------

Interest Expense

Interest expense increased by approximately $230,000 in the fiscal 1998 period. The increase is due to higher borrowing levels and higher interest rates on the bank credit line.

Income Taxes

In the 1998 six month period the Company did not have a tax credit to offset operating losses because the tax carry back is fully utilized. The fiscal 1997 period benefitted from a 40% tax credit carry back.

Loss per Share

Loss per share decreased to $0.47 on 4,133,600 average common shares outstanding in 1998 from $0.70 on 4,118,600 shares for the same period a year ago.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

STARCRAFT CORPORATION

--------------------------------------------------------------------------------

SEASONALITY AND TRENDS

The Company's sales and profits are dependent on the automotive markets in the United States and overseas, primarily Japan and Europe, and the OEM's ability to supply vehicle chassis. The business tends to be seasonal with stronger domestic sales in March through July and is influenced by a number of factors including atypical weather for any sales region and OEM programs affecting the price, supply and delivery of vehicle chassis. General Motors' chassis represented 57% of the Company's total unit shipments for the 1998 period compared to 70% in 1997. The decline in the General Motors' percentage is due to growth of market share of the Dodge fullsize van.

The Company's retail dealers had approximately 3,039 units on hand at the end of March 1998 compared to 3,790 units at the end of March 1997. Conversion inventory on dealer lots has decreased for the entire industry relative to prior year levels. The Company believes dealers are stocking fewer conversion products because of the growing availability of additional vehicle models such as sport utility vehicles and factory minivans and a general concern by dealers of the future of the conversion industry. The OEM's have recently increased their advertising support and dealer training efforts to support vehicle conversion products.

The strengthened U.S. Dollar and recent turmoil in financial markets in Asia will pressure the Company's 1998 export sales and margins.

The Company plans to continue to diversify its products and markets in an effort to stabilize sales. The vehicle conversion business will continue to be the core business of the Company, but additional strategies will be implemented in an attempt to reduce the cyclicality and seasonality of the Company's sales. In 1997 the Company acquired National Mobility, a manufacturer of vehicles for the physically challenged, and entered the commercial shuttle bus business and taxi cab business as a start to its diversification strategy.

The Company has reviewed its information systems for compatibility with year 2000. It has plans in place to replace software deemed incompatible with year 2000 in a timely manner and does not anticipate any material adverse effect from year 2000 compatibility issues.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

STARCRAFT CORPORATION

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Operations utilized $700,000 of cash in the first six months of fiscal 1998 compared to $5.1 million in the fiscal 1997 period. Operating cash was used in the 1998 period primarily to fund the operating loss.

Receivables decreased $600,000 during the fiscal 1998 period primarily due to the collection of $2.8 million of federal tax refunds, offset by the seasonal growth of international accounts receivable which average a 45 day collection period. Accounts payable increased $800,000 in fiscal 1998 due to European chassis requirements. Inventory was reduced $700,000 primarily in finished goods as prior year models were reduced.

Capital expenditures for the 1998 quarter were $390,000 primarily for a new management information system.

The Company's use of cash for operations and investing activities was financed by bank debt. At the end of March 1998, bank debt was $6.7 million.

On January 12, 1998, the Company entered into an amended credit agreement with its bank which was effective as of December 31, 1997. Borrowings are limited to specified percentages of eligible receivables, inventories, and property and equipment and are subject to maximum limits of $15 million through March 30, 1998, $13.5 million from March 31, 1998 through May 3, 1998, $12 million from May 4, 1998 through June 29, 1998, and $10 million thereafter.

Borrowings pursuant to the agreement bear interest at prime rate of the lending bank plus 1% and are secured by substantially all of the Company's assets. Fees on the unused commitment range from 0.125% to 0.250% of the average daily unused portion of the available credit based on the Company's level of total interest bearing liabilities compared to consolidated earnings before interest, taxes, depreciation, and amortization. Pursuant to the agreement, the Company must, among other things, maintain a minimum level of tangible net worth of $6.7 million at December 31, 1997, $6.1 million from January 1, 1998 through June 27, 1998, $7.25 million from June 28, 1998 through September 27, 1998 and $7.6 million thereafter. If these minimum levels are not maintained, any outstanding balances become payable upon demand of the bank. The Company's tangible net worth at March 29, 1998 was $6.93 million.

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

In May 1998 the Company amended its bank agreement primarily to extend the agreement's maturity date to April 1, 1999.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

STARCRAFT CORPORATION

--------------------------------------------------------------------------------

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

The Company believes that future cash flows from operations, funds available under its bank revolving credit agreement, and the continued use of OEM financing arrangements to manage its chassis inventory will be sufficient to satisfy its anticipated operating needs and capital improvements of its core business for 1998. However, to meet the capital requirements of its new Tecstar operation and potentially other new projects, the Company has determined that it will require in the next 6 to 18 months $1-3 million in additional capital in excess of what is available under its line of credit. The Board of Directors is considering alternatives to obtain such funding.

The foregoing discussion contains forward looking statements regarding cost savings, adequacy of capital resources, seasonality and supply of , and demand for, the Company's products, all of which are subject to a number of important factors which may cause the Company's projections to be materially inaccurate. Some of such factors are described in the Company's Form 10-K for the year ended September 28, 1997, under "Discussion of Forward- Looking Information".

PART II.          OTHER INFORMATION


       Item 6.    Exhibits and Reports on Form 8-K

                  (a)      The following are filed as exhibits to this report.

                           Exhibit No.

                           10.1 Seventh Amendment to Amended and Restated Credit Agreement dated as of February 27, 1998, among Starcraft Corporation, certain subsidiaries and Bank One, Indiana, National Association.

                           27         Financial Data Schedule.

                  (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          STARCRAFT CORPORATION
                                                      (Registrant)



May 11, 1998                        By:   /s/   Kelly L. Rose
                                          -----------------------
                                          Kelly L. Rose
                                          Chairman of the Board and
                                          Chief Executive Officer




                                    By:   /s/  Michael H. Schoeffler
                                          --------------------------
                                          Michael H. Schoeffler
                                          President and Chief Financial Officer