Form 10-Q/A
period 1998-03-29
STARCRAFT CORP /IN/
filed 1998-05-20
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q
                                (Amendment No. 1)

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

     This  amended  Form  10-Q  is  filed  to  include  information   previously
inadvertently omitted under Item 4 of Form 10-Q, filed with the SEC on May 13, 1998.


PART II.          OTHER INFORMATION

       Item 4.    Submission of matters to a vote of Security Holders


            (b)      Business conducted:

                     1)       Election of Director nominee
                              ---------------------- Votes Cast ----------------
                                                                    Broker
                                          For         Withheld     Non-Votes
                                       ----------     --------     ---------
                     L. Craig Fulmer   3,202,113*      21,800          0


                     2) Approval and Ratification of the appointment of Ernst & Young, LLP for fiscal year ending September 28, 1998.

                              --------------------- Votes Cast ---------------
                                                                      Broker
                                       For       Against   Abstain   Non-Votes
                                    ----------   -------   -------   ---------
                                    3,216,238*    7,370      305         0

            * Excludes 440,900 non-voting shares under Indiana Code ss. 23-1-42, based on information porvided by Heartland Advisors, Inc.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          STARCRAFT CORPORATION
                                              (Registrant)



May 20, 1998                          By: /s/ Michael H. Schoeffler
                                          --------------------------
                                          Michael H. Schoeffler
                                          President and Chief Financial Officer