Form 10-Q
period 1998-06-28
STARCRAFT CORP /IN/
filed 1998-08-17
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the quarter ended June 28, 1998

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

                       Yes  |X|                           No  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 7, 1998 - 4,133,600 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                              June 28, 1998
Form 10-Q

                                    - INDEX -



PART I.           FINANCIAL INFORMATION                                     PAGE

       Item 1.    Financial Statements

                  Balance Sheets - June 28, 1998 (Unaudited)                  1
                  and September 28, 1997 (Audited)

                  Statements of Operations (Unaudited) for the three month periods ended June 28, 1998 and June 29, 1997 and the
                  Nine month periods ended June 28, 1998 and June 29, 1997    2

                  Statements  of Cash  Flow  (Unaudited)
                  for the  nine  month
                  periods ended June 28, 1998 and June 29, 1997               3

                  Notes to Financial Statements                             4-7

       Item 2.    Management's Discussion and Analysis                     8-12



PART II.          OTHER INFORMATION

       Item 3.    Defaults upon Senior Securities                            13

       Item 6.    Exhibits and Reports on Form 8-K                           13


SIGNATURES                                                                   15

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

BALANCE SHEETS                                                          June  28, 1998           September 28, 1997
                                                                        --------------           ------------------
ASSETS                                                                            (Dollars in Thousands)
Current Assets
     Cash and cash equivalents ..........................                   $    245                    $    608
     Trade receivables, less allowance for
          doubtful accounts of: 1998 - $40, 1997 - $81 ..                      4,568                       3,977
     Manufacturers' rebates receivable ..................                        402                         692
     Recoverable income tax .............................                        515                       3,300
     Inventories ........................................                     15,692                       9,270
     Other ..............................................                        589                         444
                                                                            --------                    --------
         Total current assets ...........................                     22,011                      18,291
Property and Equipment
     Land, buildings, and improvements ..................                      5,856                       5,857
     Machinery and equipment ............................                      6,015                       5,608
                                                                            --------                    --------
                                                                              11,871                      11,465
     Less accumulated depreciation ......................                      4,096                       3,491
                                                                            --------                    --------
                                                                               7,775                       7,974

Goodwill, at amortized cost .............................                      1,380                       1,453
Other assets ............................................                         36                          61
                                                                            --------                    --------
                                                                            $ 31,202                    $ 27,779
                                                                            ========                    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable, trade ............................                   $ 11,092                    $  6,354
     Accrued expenses:
         Warranty .......................................                      1,023                       1,337
         Compensation and related expenses ..............                        236                         484
         Taxes ..........................................                        762                       1,060
         Current Maturity of Long-Term Debt .............                      9,000                         -0-
         Other ..........................................                      1,525                       2,045
                                                                            --------                    --------
Total current liabilities ...............................                     23,638                      11,280
Long Term Debt ..........................................                        -0-                       5,696
Deferred Income Taxes ...................................                        508                         508
Shareholders' Equity
     Preferred Stock, no par value;
         authorized but unissued
         2,000,000 shares
     Common Stock, no par value;
          10,000,000 shares authorized
           4,133,600 shares issued as of June 28,
          1998 and September 28, 1997 ...................                     14,016                      14,016
     Additional paid-in capital .........................                      1,008                       1,008
     Retained Earnings Deficit ..........................                     (7,968)                     (4,729)
                                                                            --------                    --------
          Total shareholders' equity ....................                      7,056                      10,295
                                                                            --------                    --------
                                                                            $ 31,202                    $ 27,779
                                                                            ========                    ========

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF OPERATIONS

                                                               3 Months Ended                     9 Months Ended
                                                     ----------------------------------    ------------------------------
                                                     June 28, 1998        June 29, 1997    June 28, 1998    June 29, 1997
                                                     -------------        -------------    -------------    -------------
                                                             (Dollars in thousands, except per share amounts)
Net Sales
     Domestic .....................................     $    10,079      $    16,775      $    31,157      $    45,894
     Export .......................................           1,741            6,690            8,546           13,792
                                                        -----------      -----------      -----------      -----------
                                                             11,820           23,465           39,703           59,686

Cost of Goods Sold ................................          10,964           20,622           35,986           53,695
                                                        -----------      -----------      -----------      -----------
         Gross profit .............................             856            2,843            3,717            5,991

Operating Expenses
     Selling and promotion ........................             982            1,910            3,537            5,660
     General and administrative ...................             886            1,753            2,837            5,182
     Restructure charge ...........................             -0-              260              -0-            1,010
                                                        -----------      -----------      -----------      -----------
                                                              1,868            3,923            6,374           11,852
                                                        -----------      -----------      -----------      -----------
Operating Loss ....................................          (1,012)          (1,080)          (2,657)          (5,861)


Nonoperating (Expense) Income
     Interest expense .............................            (197)            (123)            (572)            (268)
     Subsidiary equity loss .......................             (68)                                               (68)
     Other income, net ............................              (4)              51               58              160
                                                        -----------      -----------      -----------      -----------
                                                               (269)             (72)            (582)            (108)

            Loss Before Income Taxes ..............          (1,281)          (1,152)          (3,239)          (5,969)

Income Tax Credit .................................              -0-             (460)             -0-           (2,383)
                                                         -----------      -----------      -----------      -----------

     NET LOSS .....................................     $    (1,281)     $      (692)     $    (3,239)     $    (3,586)
                                                         ===========      ===========      ===========      ===========


     BASIC AND DILUTIVE LOSS
       PER COMMON SHARE ...........................      $    (0.31)     $     (0.17)    $      (0.78)     $     (0.87)
                                                         ===========     ===========      ===========     ============

Average Number of Common and
    Common Equivalent
   Shares Outstanding .............................       4,133,600        4,118,600        4,133,600        4,118,600
                                                        ===========      ===========      ===========      ===========

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF CASH FLOW

                                                                  9 Months Ended
                                                         June 28, 1998   June 29, 1997
                                                         -------------   -------------
                                                            (Dollars in Thousands)

Operating Activities
     Net Loss ..........................................     $ (3,239)     $ (3,586)
     Adjustments to reconcile net loss to
        net cash provided by operating
       activities:
         Depreciation and amortization .................          780           900
         Non-Cash Restructuring
              Charges ..................................            0           690
         Change in operating
            assets and liabilities:
                  Receivables ..........................        2,484           599
                  Inventories ..........................       (6,422)        4,645
                  Other ................................         (152)       (2,686)
                  Accounts payable .....................        4,738        (3,112)
                  Accrued expenses .....................       (1,380)       (3,251)
                                                             --------      --------
         Net Cash used in
            operating activities .......................       (3,191)       (5,801)

Investing Activities
     Purchase of property and equipment ................         (517)         (918)
     Purchase of net assets of National
         Mobility Corporation ..........................            0        (1,756)
     Other .............................................           41             2
                                                             --------      --------
         Net cash used in
            investing  activities ......................         (476)       (2,672)
 Financing Activities
     Borrowings on revolving
        credit agreements ..............................        8,804        12,200
     Repayments on revolving
        credit agreements ..............................       (5,500)       (3,900)
     Payments on long-term debt ........................            0          (323)
                                                             --------      --------
         Net cash from financing
            activities .................................        3,304         7,977

Decrease in Cash and Cash
     Equivalents .......................................         (363)         (496)
     Cash and cash equivalents at
        beginning of period ............................          608         1,366
                                                             --------      --------
     Cash and cash equivalents at
        end of period ..................................     $    245      $    870
                                                             ========      ========

NOTES TO FINANCIAL STATEMENTS

STARCRAFT CORPORATION

June 28, 1998

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

                  In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three month and nine month periods ended June 28, 1998 and June 29, 1997. The results of operations for the nine months ended June 28, 1998 are not necessarily indicative of the results which may be expected for the year ending September 27, 1998.

Note 2.           Inventories

                  The composition of inventories is as follows (dollars in thousands):

                                        June 28, 1998     September 28, 1997
                                        -------------     ------------------
                  Raw Materials         $      5,912               $4,654

                  Chassis                      5,925                  -0-

                  Work in Process              1,995                1,667

                  Finished Goods               1,860                2,949
                                       -------------         ------------

                                        $     15,692          $     9,270
                                        ------------          -----------

         Chassis inventory at June 28, 1998 represents chassis purchased under a new export sales program and the shuttle bus business.

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

                  Borrowings pursuant to the agreement bear interest at the prime rate of the lending bank plus 1% and are secured by substantially all of the Company's assets. Fees on the unused commitment range from 0.125% to 0.250% of the average daily unused portion of the available credit based on the Company's level of interest, taxes, depreciation, and amortization.
                  Pursuant to the agreement, the Company must, among other things, maintain a minimum level of tangible net worth of $6.1 million from January 1, 1998 through June 27, 1998, $7.25 million from June 28, 1998 through September 27, 1998 and $7.6 million thereafter. If these minimum levels are not maintained, any outstanding balances become payable upon demand of the bank. The Company's tangible net worth was $5.68 million at June 28, 1998.

                  At June 28, 1998 the Company was in default of the tangible net worth covenant. Subsequent to June 28, 1998 the Company was in technical default as the maximum credit limit of the Credit Agreement reduced to $10 million and the Company was unable to reduce its borrowings to such required level. The Company's current borrowing levels are $11.5 million.

                  The lender has not waived the violations, however, has indicated its willingness to issue a forbearance agreement through September 30, 1998 to allow the Company to complete its refinancing objectives.

                  The Company is currently working to replace the Credit Agreement. The Company has received two, non-binding letters of intent from alternative financing sources to replace the Credit Agreement. The Company has reclassified the bank debt as a current liability.

Note 4.           Consignment Arrangements

                  The Company primarily obtains vehicle chassis for modification from major vehicle manufacturers ("OEMs") under the consignment and restricted sale agreements. These agreements generally provide that (i) the Company may not obtain certificates of origin or other evidence of ownership of
                  chassis,   (ii)   modifications   must  conform  to  standards
                  specified by the OEMs, and (iii) modifications typically are performed only after a sale has been negotiated with an OEM approved dealer. The Company generally ships converted chassis only after dealer acceptance has been approved by the OEM. The OEMs bill the dealer and provide warranty for the chassis.

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

                  At June 28, 1998, the Company had possession of chassis in the aggregate amount of $23.9 million (of which $1.6 million was over 90 days).

                  The Company is required to purchase its chassis requirements under the European sales and shuttle bus programs.

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

                  In June 1997, the Company closed its Texas manufacturing facility and sold certain assets of the business. The Company recorded a $260,000 restructure charge in the third quarter of fiscal year 1997 primarily for the write-down of leasehold improvements at the facility.

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


Note 6.           Earnings Per Share

                  The computation of basic and diluted loss per share follows (in thousands, except per share amounts):



                                                  3 Months                                         9 Months
                                    --------------------------------------------      ------------------------------------

                                    June 28, 1998        June 29, 1997                June 28, 1998          June 29, 1997
                                    -------------        -------------                -------------          -------------
Numerator:
     Numerator for basic and
     diluted loss per share - loss
     available to common
     stockholders                         ($1,281)        ($    692)                    ($3,239)               ($3,586)
                                     ============         ==========                    =======              =========

Denominator:
     Denominator for basic
     loss per share - weighted
     average shares                         4,134             4,119                       4,134                  4,119

Effect of dilutive securities:
     Employee stock options (a)                --                --                          --                     --

Denominator for diluted loss
     per share - adjusted
     weighted average shares
     and dilutive securities                4,134              4,119                      4,134                  4,119
                                     ============         ==========                    =======              =========

Basic Loss Per Share                      ($ 0.31)            ($0.17)                    $(0.78)                ($0.87)
                                     ============         ==========                    =======              =========


Dilutive Loss Per Share                    ($0.31)            ($0.17)                     $0.78)                ($0.87)
                                     ============         ==========                    =======              =========




                  (a)   Calculation  does not reflect the effect of the employee
                        stock   options   outstanding   since  their  effect  is
                        antidilutive.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


                              RESULTS OF OPERATIONS
            Comparison of the three months ended June 28, 1998 (Third
               Quarter Fiscal Year 1998) to the three months ended
                 June 29, 1997 (Third Quarter Fiscal Year 1997)

--------------------------------------------------------------------------------


Net Sales

Domestic and international sales declined significantly in the third quarter primarily due to production constraints from shortages of key raw material parts, primarily hardwood components. The Company estimates that the production issues negatively impacted the third quarter's sales by approximately $7 million. Domestic van sales orders during the quarter were consistent with the average industry decline of 16% as reported by the Recreational Vehicle Industry Association.

Gross Profit

Gross profit decreased to $900,000 (7.2% of sales) in the 1998 third quarter from $2.8 million (12.1% of sales) in the 1997 period. The decrease in gross margin dollars and as a percent of sales is attributable to the impact of fixed plant overhead costs on the reduced sales volume.

Selling and Promotion Expense

Selling and promotion expense decreased approximately $900,000 (9.7% of domestic sales) to $1.0 million in the 1998 quarter compared to $1.9 million (11.4% of domestic sales) in fiscal 1997 due to reduced sales representative commissions on the lower domestic sales volume. The reduction as a percent of sales is attributable to lower fixed sales representative salaries in conjunction with the personnel reorganization efforts in 1997.

General and Administrative Expense

General and administrative expense declined approximately $900,000 to $900,000 for the 1998 quarter from $1.8 million in fiscal 1997. The decrease is attributable to the plant consolidations and personnel restructuring that the Company implemented in fiscal year 1997.

Interest Expense

Interest expense increased to $197,000 in the fiscal 1998 third quarter from $123,000 in fiscal 1997. The increase is due to higher borrowing levels and higher interest rates on the bank credit line.

Income Taxes

In the third quarter the Company did not have a tax credit to offset operating losses because the tax carry back is fully utilized. The fiscal 1997 second quarter benefitted from a 40% tax credit carry back.

Loss per Share

Loss per share increased to $0.31 on 4,133,600 average common shares outstanding for the fiscal 1998 third quarter from $0.17 on 4,118,600 shares for the same period a year ago.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

STARCRAFT CORPORATION

--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS
                Comparison of the nine months ended June 28, 1998
                     to the nine months ended June 29, 1997

--------------------------------------------------------------------------------


Net Sales

Net sales declined 33% due to production issues in the 1998 third quarter and a decline in the domestic market of 26.2% as reported by the Recreational Vehicle industry. International sales were adversely impacted by the strong U.S. dollar and decline in the Asian markets.

Gross Profit

Gross profit decreased to $3.7 million (9.4% of sales) in the 1998 period from $6.0 million (10.0% of sales) in the 1997 period. The decrease in gross margin as a percent of sales is attributable to the impact of fixed plant overhead costs on the lower sales volume, offset by the fixed cost reduction from the 1997 plant consolidations.

Selling and Promotion Expense

Selling and promotion expense decreased approximately $2.1 million to $3.5 million (11.4% of domestic sales) in the 1998 period compared to $5.7 million (12.3% of domestic sales) in fiscal 1997. The reduction in dollars is due to the lower domestic sales volume.

General and Administrative Expense

General and administrative expense declined to $2.8 million for the 1998 period from $5.2 million in fiscal 1997. The decrease is attributable to personnel restructuring that the Company implemented in fiscal year 1997.

Restructuring Charge

During fiscal year 1997, the Company consolidated its Imperial Automotive Group manufacturing operation and its Texas manufacturing facility into Starcraft Automotive Group's manufacturing complex in Goshen, Indiana and recorded a $1.0 restructure charge.

Interest Expense

Interest expense increased by approximately $300,000 in the fiscal 1998 period. The increase is due to higher borrowing levels and higher interest rates on the bank credit line.

Income Taxes

In the 1998 nine month period the Company did not have a tax credit to offset operating losses because the tax carry back is fully utilized. The fiscal 1997 period benefitted from a 40% tax credit carry back.

Loss per Share

Loss per share decreased to $0.78 on 4,133,600 average common shares outstanding in 1998 from $0.87 on 4,118,600 shares for the same period a year ago.

STARCRAFT CORPORATION

--------------------------------------------------------------------------------



SEASONALITY AND TRENDS

The Company's sales and profits are dependent on the automotive markets in the United States and overseas, primarily Japan and Europe, and the OEM's ability to supply vehicle chassis. The business tends to be seasonal with stronger domestic sales in March through July and is influenced by a number of factors including atypical weather for any sales region and OEM programs affecting the price, supply and delivery of vehicle chassis. General Motors' chassis represented 60.6% of the Company's total unit shipments for the 1998 year-to-date period compared to 66.9% in 1997.

The Company's production constraints in the third quarter adversely impacted sales volume and dealer relations. The fourth quarter will also be adversely impacted by the production constraints. Although a portion of these lost sales may be recovered in the 1998 fourth quarter, fourth quarter sales may decline from prior year levels. The industry's sales continue to decline as reported by the Recreational Vehicle Industry Association. Conversion inventory on dealer lots has decreased for the entire industry relative to prior year levels. The Company believes dealers are stocking fewer conversion products because of the growing availability of additional vehicle models such as sport utility vehicles and factory minivans and a general concern by dealers about the future of the conversion industry. The OEM's have recently increased their advertising support and dealer training efforts to support vehicle conversion products.

The strengthened U.S. Dollar and recent turmoil in financial markets in Asia will continue to pressure the Company's 1998 export sales and margins.

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

NASDAQ has informed the Company that, in its view, the Company does not meet the market capitalization requirement, implemented in early 1998, for continued listing on the NASDAQ National Market. The Company has appealed this position with NASDAQ but can provide no assurance that its common shares will not be delisted from such market. The Company may have the option to list the Company's shares on the NASDAQ Small Cap Market.

 The Company has reviewed its information systems for compatibility with year 2000. It has plans in place to replace software deemed incompatible with year 2000 in a timely manner and does not anticipate any material adverse effect from year 2000 compatibility issues. The Company is in the process of implementing a new information system for approximately $750,000.

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

Operations utilized $3.2 million of cash in the first nine months of fiscal 1998 compared to $5.8 million in the fiscal 1997 period. Operating cash was used in the 1998 period primarily to fund the operating loss and fund chassis purchases for its European and bus programs.

Receivables decreased $2.5 million during the fiscal 1998 period primarily due to the collection of federal tax refunds. Inventory increased $6.4 million and accounts payable increased $4.7 million, primarily due to chassis for the European sales program.

Capital expenditures for the 1998 quarter were $517,000 primarily for a new management information system.

The Company's use of cash for operations and investing activities was financed by bank debt. At the end of June 1998, bank debt was $9.0 million.

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

Borrowings pursuant to the agreement bear interest at prime rate of the lending bank plus 1% and are secured by substantially all of the Company's assets. Fees on the unused commitment range from 0.125% to 0.250% of the average daily unused portion of the available credit based on the Company's level of total interest bearing liabilities compared to consolidated earnings before interest, taxes, depreciation, and amortization. Pursuant to the agreement, the Company must, among other things, maintain a minimum level of tangible net worth of $6.7 million at December 31, 1997, $6.1 million from January 1, 1998 through June 27, 1998, $7.25 million from June 28, 1998 through September 27, 1998 and $7.6 million thereafter. If these minimum levels are not maintained, any outstanding balances become payable upon demand of the bank. The Company's tangible net worth at June 28, 1998 was $5.68 million.

At June 28, 1998 the Company was in default of the tangible net worth covenant. Subsequent to June 28, 1998, the Company was in technical default as the maximum credit limit of the Credit Agreement reduced to $10 million and the Company was unable to reduce its borrowings to such required level. The Company's current borrowing levels are $11.5 million.

The Lender has not waived the violations; however, the lender has indicated its willingness to issue a forbearance agreement through September 30, 1998 to allow the Company to complete its refinancing objectives.

The Company is currently working to replace its Credit Agreement. The Company has received two, non-binding letters of intent from alternative financing sources to replace the Credit Agreement. The alternative financing arrangements would increase the borrowing availability of the Company. Management currently expects that the Company will be able to refinance the Credit Agreement on acceptable terms in a timely manner.

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

In addition, the Company expects to require approximately $2.0 million to $4.0 million in addition to the funds that may be available under its refinanced credit arrangements to fund operating costs, including the carrying costs of certain anticipated export receivables and the capital requirements of its Tecstar joint venture. Management, with the assistance of an independent financial advisor, is assessing alternative strategies to generate such funds. Such alternatives may include a private placement of convertible subordinated debentures, convertible preferred stock or common stock. Such alternatives may be significantly dilutive to existing shareholders. Also under consideration are the sale or sale/leaseback of certain assets. Such latter alternatives would require senior lender consent. Management currently expects that the Company will be able to pursue one or a combination of the forgoing alternatives to accommodate its capital and liquidity requirements, but no assurance to that effect can be given.

The foregoing discussion contains forward looking statements regarding cost savings, adequacy of availability of capital resources, seasonality, the impact of certain production restraints, and supply of and demand for, the Company's products, all of which are subject to a number of important factors which may cause the Company's projections to be materially inaccurate. Some of such factors are described in the Company's Form 10-K for the year ended September 28, 1997, under "Discussion of Forward-Looking Information".

PART II.          OTHER INFORMATION


       Item 3.    Defaults upon Senior Securities

                  Information respecting defaults under the Company's Credit Agreement is incorporated herein by reference to Item 2. Managements' Discussion and Analysis under Liquidity and Capital Resources, above.


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







                                        STARCRAFT CORPORATION
                                                     (Registrant)



August 19, 1998                         By: /s/  Kelly L. Rose
                                            -----------------------
                                            Kelly L. Rose
                                            Chairman of the Board and
                                            Chief Executive Officer




                                        By: /s/  Michael H. Schoeffler
                                            ---------------------------
                                            Michael H. Schoeffler
                                            President and Chief Financial
                                            Officer