Form 10-Q/A
period 1998-06-28
STARCRAFT CORP /IN/
filed 1998-08-24
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q
                                Amendment No. 1

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

This report is being amended to make immaterial corrections to Part I and to include the financial data schedule, inadvertently omitted.

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
                                                                            ========                    ========

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF OPERATIONS

                                                               3 Months Ended                     9 Months Ended
                                                     ----------------------------------    ------------------------------
                                                     June 28, 1998        June 29, 1997    June 28, 1998    June 29, 1997
                                                     -------------        -------------    -------------    -------------
                                                             (Dollars in thousands, except per share amounts)
Net Sales
     Domestic .....................................     $    10,079      $    16,775      $    31,157      $    45,894
     Export .......................................           1,741            6,690            8,546           13,792
                                                        -----------      -----------      -----------      -----------
                                                             11,820           23,465           39,703           59,686

Cost of Goods Sold ................................          10,964           20,622           35,986           53,695
                                                        -----------      -----------      -----------      -----------
         Gross profit .............................             856            2,843            3,717            5,991

Operating Expenses
     Selling and promotion ........................             982            1,910            3,537            5,660
     General and administrative ...................             886            1,753            2,837            5,182
     Restructure charge ...........................             -0-              260              -0-            1,010
                                                        -----------      -----------      -----------      -----------
                                                              1,868            3,923            6,374           11,852
                                                        -----------      -----------      -----------      -----------
Operating Loss ....................................          (1,012)          (1,080)          (2,657)          (5,861)


Nonoperating (Expense) Income
     Interest expense .............................            (197)            (123)            (572)            (268)
     Subsidiary equity loss .......................             (68)             -0-              (68)             -0-
     Other income, net ............................              (4)              51               58              160
                                                        -----------      -----------      -----------      -----------
                                                               (269)             (72)            (582)            (108)

            Loss Before Income Taxes ..............          (1,281)          (1,152)          (3,239)          (5,969)

Income Tax Credit .................................              -0-             (460)             -0-           (2,383)
                                                         -----------      -----------      -----------      -----------

     NET LOSS .....................................     $    (1,281)     $      (692)     $    (3,239)     $    (3,586)
                                                         ===========      ===========      ===========      ===========


     BASIC AND DILUTIVE LOSS
       PER COMMON SHARE ...........................      $    (0.31)     $     (0.17)    $      (0.78)     $     (0.87)
                                                         ===========     ===========      ===========     ============

Average Number of Common and
    Common Equivalent
   Shares Outstanding .............................       4,133,600        4,118,600        4,133,600        4,118,600
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

Capital expenditures year-to-date for the 1998 quarter were $517,000 primarily for a new management information system.

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

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        STARCRAFT CORPORATION
                                                     (Registrant)



August 20, 1998                        By:  /s/ Michael H. Schoeffler
                                            ---------------------------
                                            Michael H. Schoeffler
                                            President and Chief Financial
                                            Officer