Form 10-K
period 1998-09-27
STARCRAFT CORP /IN/
filed 1999-01-12
CIK 906473

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20547

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 27, 1998.

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to
     ________________.

                         Commission File number: 0-22048

                              STARCRAFT CORPORATION
             (Exact name of Registrant as specified in its charter)

             Indiana                                     34-1817634
  (State or other Jurisdiction                        (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)

      Post Office Box 1903, 2703 College Avenue, Goshen, Indiana 46527-1903
                    (Address of Principal Executive Offices)

        Registrant's telephone number including area code: (219) 533-1105

           Securities registered pursuant to Section 12(b) ofthe Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
                          Common Share Purchase Rights
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   [X]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of January 8, 1999, was $4,946,343.

The number of shares of the Registrant's Common stock, without par value, outstanding as of December 23, 1998, was 4,133,600 shares.

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

                              PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on form 8-K.

SIGNATURES

                                     PART I

ITEM 1.           BUSINESS

Overview

The Company is a leading second-stage manufacturer of custom van, sport utility vehicle ("SUV") and pick-up truck conversions. Starcraft has historically specialized in upscale custom vehicles and with its acquisition of the Imperial product line in 1994, now offers products at all consumer price levels. In addition, the Company sells vehicle conversions for the physically challenged through its National Mobility Corporation. The Company believes it is one of the four largest van conversion manufacturers in the U.S. The Company sells its products to an extensive network of approximately 500 authorized automotive dealers throughout the continental U.S. and overseas. The Company believes the Starcraft name has a long-standing reputation in the vehicle conversion industry for high quality. In 1998, the Company began manufacturing and marketing commercial shuttle buses.

Starcraft traces its history to 1903 when Star Tank Company was founded in Goshen, Indiana as a maker of metal farm equipment. Over the course of the century the Company's predecessor became a leading manufacturer of aluminum boats and recreational vehicles and, in the late 1970's, led the automotive conversion industry by producing luxury van conversions for middle and upper income consumers. In 1987, the predecessor's management completed a leveraged buyout and, in 1988, sold the boat manufacturing business. The resulting entity was highly leveraged and eventually sought protection from creditors in a bankruptcy reorganization proceeding in late 1990. On January 18, 1991, the Company purchased the assets of the automotive and recreational vehicle divisions (except for Canadian operations) from Starcraft Van Conversions Corporation and its affiliates, as debtors-in-possession (the "Predecessor"), with bankruptcy court approval. The Company simultaneously sold the recreational vehicle division to a third party. In July 1994, the Company's wholly owned subsidiary, Imperial Automotive Group, Inc., acquired substantially all of the assets of Imperial Industries, Inc. In February 1997, the Company purchased the assets of National Mobility Corporation in Elkhart, Indiana. In October 1997, the Company started Tecstar, Inc. with a partner. The primary business purpose of Tecstar is to supply conversion vehicles directly to the Big 3 automakers. In February 1998, the Company started manufacturing and marketing commercial shuttle buses at its Goshen manufacturing facility.

The Company was incorporated in Indiana in 1990. Its executive offices are located at 2703 College Avenue, Goshen, Indiana, 46526; telephone (219) 533-1105. The Company has two wholly-owned operating subsidiaries: Starcraft Automotive Group, Inc., and National Mobility Corporation. The Company owns 51% of Tecstar, Inc.

Starcraft's principal manufacturing facilities are in Goshen, Indiana.

Industry Information

The custom  vehicle  conversion  industry  developed  during  the early  1970's.
Starcraft's Predecessor was a leader in transforming the industry from one oriented toward younger recreational users to one oriented toward more mature automotive customers. The Company believes retail prices of custom vans in the United States for the 1998 model year generally ranged from $20,000 to $40,000. Retail mark-ups vary widely among dealers and are not within the Company's control.

According to the Recreational Vehicle Industry Association ("RVIA"), the average domestic wholesale price to dealers of a van conversion, pick-up truck conversion and SUV conversion (including chassis) during the first nine calendar months of 1998 were $25,200, $22,900 and $31,500 respectively. The Company maintains two product lines in its conversion business. The Starcraft product line, emphasizing high-end, luxury vehicles, averaged a $28,600 wholesale price to dealers during 1998 assuming an average cost of chassis of $20,000. The Imperial product line, representing primarily the entry level position, averaged a $24,200 wholesale price.

According to RVIA statistics, domestic conversion products sold by manufacturers during the three preceding fiscal years have declined as follows:



                                               1998              1997              1996
                                               ----              ----              ----
         Industry unit sales                148,700           194,800           228,200
         Decline from prior year              (23.7%)           (14.6%)            (2.0%)


The domestic vehicle conversion industry has declined steadily over the last several years with a continued decline in 1998. The Company believes that the increased popularity of sport utility vehicles and factory minivans, price pressure from higher chassis costs, lower levels of conversion inventory being held on dealer lots and fewer automotive dealers selling conversion products have adversely impacted the market. The Company believes that the changing level of dealer support is due to the growing availability of additional vehicle models to stock on dealer retail lots such as sport utility vehicles and a general concern by dealers about the future of the conversion industry.

RVIA statistics are based on reports of its member manufacturers and its estimates with respect to non-member manufacturers. The Company believes RVIA members produce 80% - 85% of conversion vehicles produced in the United States.

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

The Company's National Mobility Corporation ("NMC") converts fullsize vans with wheelchair lifts and low- floor minivans for the physically challenged community. The average conversion price to dealers for NMC products in 1998 was $10,800.

In 1998 the Company began manufacturing shuttle buses ranging in length from 20 to 35 feet with seating capacity for 12 to 25 passengers. Buses are offered with a choice of interior and exterior storage areas, wheelchair lifts, diesel and gasoline engines, and various seat types, arrangements and coverings. The buses are marketed under the Starcraft trade name and are primarily marketed to churches, nursing homes and hotel resorts through commercial bus dealers.

The National Mobility and shuttle bus operations accounted for 8% of the Company's sales in 1998.

Company Strategy

The Company believes it can grow by expanding its domestic vehicle conversion business and physically challenged vehicle market share, further developing international sales opportunities and offering additional products in new markets, such as shuttle buses for airport and hotel use. Through its Tecstar joint venture, the Company is also seeking to sell conversion vehicles directly to OEM's.

Domestic Van Sales. The Company will continue to focus on core van conversion products and, through aggressive marketing and promotion, will seek to expand U.S. sales of conversion vans. While Starcraft product lines will continue to emphasize upscale custom van conversions, Imperial will continue a complementary emphasis on mid- and low-price point conversion packages. The Company will continue to seek to further differentiate its Starcraft lines from its competition by emphasizing total value and quality versus unit price. By offering both the Starcraft and Imperial product lines, the Company is able to offer dealers a full price range of conversion vehicles from a single manufacturer. Imperial will maintain its position in the entry level segment of the market. In 1997, the Company established a telemarketing division to effectively penetrate larger territories.

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

Domestic Truck and SUV Conversions. Although the Company's conversions of SUV and pick-up trucks have proven to be a popular line of products, the significant increase in the number of models and the chassis availability of these products at automotive dealerships have reduced the demand for conversions of these products. Many of the OEM sport utility models now have options that were historically supplied by the conversion industry. As a result, the Company believes its overall sales of SUV and pick-up truck conversions will continue, but will not be a significant growth segment. The Company will focus on select models and OEMs where it feels it can continue to offer a unique product at a competitive price point.

National Mobility Corporation offers a product line aimed at a specific consumer niche, physically challenged persons. By offering additional products the Company can maintain its strategy to the dealer of being a complete product line and full service organization. The Company will target key automotive dealers in each region to maintain market share and develop cooperative marketing plans. National Mobility will continue to pursue the distribution of its products through governmental and commercial channels.

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


The increase in the U.S. dollar currency rate has put significant pressure on the Company's export sales. In addition, the continuing turmoil in the Asian financial markets and economies have negatively impacted the demand for the Company's products. The Company continues to redesign products to maintain unique products in the marketplace and increase value for price to keep products competitive internationally. In addition, the Company is targeting several new markets to develop.

Diversification. With the decline in the conversion industry and the Company's sales , the Company will attempt to diversify itself further with additional products targeted at new markets, while manufacturing such products in existing operating facilities.

The Company's shuttle bus operation was set-up in its main Goshen facility. The Company also developed a conversion for the taxi industry which is being manufactured in its National Mobility operation.

Tecstar, Inc. is a joint venture company between Starcraft and an engineering firm. Tecstar's strategy is to set-up manufacturing facilities near OEM assembly plants and manufacture conversion vehicles directly for the OEM's. The vehicles are marketed by the OEM and are distributed through the OEM distribution channel. Tecstar currently has three vehicle programs with facilities beginning operations in Shreveport, Louisiana and Arlington, Texas.

Chassis and Other Suppliers

50%, 33% and 17% of the company's domestic vehicle conversion units in 1998 were manufactured on General Motors, Dodge and Ford chassis, respectively. All of the Company's export sales are associated with General Motors product.

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

Starting in 1997, General Motors changed its chassis system for the Company's sales to Europe. The program encompasses 34% of the Company's 1998 export sales. Under this program, the Company is the "Manufacturer of Record" for units imported into Europe and is required to arrange and be responsible for all U.S. export and shipping requirements. The Company is required to purchase its chassis and the OEM assists in the financing of such purchases. The Company continues to sell only to authorized General Motors dealers. The Company does not believe this new system will have a significant impact on its European sales.

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

The following table sets forth for the periods indicated the number of chassis received by the Company under its restricted sales contracts with the OEM's and the dollar value in thousands thereof, and, as of the end of such periods, the number of chassis held over 90 days and the dollar value in thousands thereof.

                                                                  Year Ended
                                                               (Dollars in thousands)

                                        Sept. 27, 1998          Sept. 28, 1997          Sept. 29, 1996
                                     ---------------------  ---------------------  ----------------------
Chassis Received                              7,132                 10,687                  17,179
Value of Chassis Received                  $142,640              $ 213,740               $ 305,300
Chassis Over 90 Days at period end              148                    433                     262
Value of Chassis Held Over 90 Days         $  2,960              $   8,660               $   4,615


The conversion process begins after a chassis is inspected and accepted and the Company has received a confirmed order from an authorized dealer that is compatible with the chassis. Generally, the order is scheduled for production typically four to five days before work on the vehicle commences to allow for completion of components to be installed in the chassis and the purchase of necessary assembly material. The Company completes the conversion process in an average of seven to eight days from the date that the vehicle is first scheduled for production.

The Company is dependent upon the OEMs to supply its requirements for vehicle chassis. Labor stoppages, supply shortages and a variety of other factors that influence OEM production can affect the availability or timely delivery of vehicle chassis to the Company. In 1997, chassis availability was generally good. In 1998 chassis availability was adversely impacted late in the fiscal year due to a labor stoppage at General Motors. The Company estimates that sales were adversely impacted by $1.5 million due to chassis shortages in 1998. If vehicle chassis are unavailable, or if the Company must accept delivery earlier or later than it otherwise would prefer, sales could be adversely affected and financing expenses could increase. The Company must also comply with its consignment and restricted sale contracts with the OEMs pursuant to which the OEMs impose certain specifications for the Company's vehicle conversions, including gross vehicle weight standards. Such contracts also restrict the Company's ability to dispose of completed chassis and prohibit the transfer of chassis to unauthorized U.S. and foreign dealers. All of the Company's consignment and restricted sale contracts with chassis suppliers are terminable by either party on short notice without cause. The availability of the OEM financing rates is dependent upon the Company's compliance with its OEM contracts and its ability to maintain satisfactory credit relationships with the OEM's finance subsidiaries. Adverse changes in the Company's financial condition or results of operations could cause such financing subsidiaries to seek to adversely change the Company's financing terms or to terminate such financing arrangements. Such a change or termination could have a material adverse effect on the Company's financial condition and results of operations.

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

The shuttle bus operation utilizes bailment or consignment arrangements with the OEM's, but must purchase the chassis prior to the start of manufacturing. The shuttle bus operation is subject to the same risk factors of chassis availability as the Company's vehicle conversion business.

Supplies for the components and materials the Company utilizes in its vehicle conversions are generally available from several sources. From time to time the Company experiences delays in delivery of certain components or materials from suppliers. In 1998, the availability of certain hardwood components adversely impacted the Company's production.

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

After a chassis is inspected and accepted, tinted vista bay windows, raised roof, decorative decals and ground effects are installed. Star-structure steel bracing is installed for added structural support, followed by rust proofing, wiring, insulation and vibration dampening materials. The vehicle's interior is lined with fabric and wood-accented sidewalls and headliners. The Company's associates assemble the complete vehicle interior in multiple production lines using the Company's own manufactured components and parts supplied by others.
The Company's distinctive hardwood features, contoured seats, carpeting, curtains and other amenities are installed in each vehicle, along with the customer's selection from over 100 optional accessories, including a wide variety of electronic components such as rear heating and air-conditioning, television, video cassette player and other audio equipment.

Vehicle seating and upholstery are primarily manufactured at the Company's Emma, Indiana facility, located 15 miles from its Goshen, Indiana plant. Company associates cut and sew interior wall coverings, headliners, curtains and seat upholstery from leather, cloth and vinyl materials. The seat padding and upholstery are then assembled on pre-fabricated frames. Wire harnesses are manufactured at the Goshen plant. It also finishes its hardwood components at the Goshen plant. The Company paints and finishes all of its custom fiberglass and polymer vehicle body components, such as raised roofs, running boards and other ground effects which are manufactured to the Company's design specifications by others. This water-filtered, down draft paint system is similar to those of the major automotive manufacturers and is designed to control environmentally harmful emissions.

In December 1996 the Company consolidated its Imperial Automotive Group manufacturing operation into Starcraft Automotive Group's manufacturing complex in Goshen, Indiana. The consolidation was designed to reduce excess production capacity, personnel count and fixed overhead expenses. The Company recorded a $750,000 restructure charge in the first quarter of fiscal year 1997. The Company estimates it realized annual overhead expense reductions of approximately $1.0 million from reduced facility and personnel costs during 1998 relative to 1997.

In June 1997 the Company closed its McGregor, Texas manufacturing facility and sold certain assets of the business. The Company recorded a $260,000 net restructure charge in the third quarter of fiscal year 1997. The Company realized savings from the closure of the Texas facility which lost $1.3 million pretax in 1997. The consolidation efforts were a result of the Company's belief that the conversion industry will remain at current lower levels and the elimination of excess production capacity was critical to returning to profitability.

Production Associates. The Company periodically employs associate training that may include classroom instruction, job certification and technical and personal skills training. The principal objective of the training is to develop associates into more effective members of a team dedicated to continuous improvement in all facets to the Company's business.

The Goshen facility produced 45 custom vehicles per eight-hour shift during peak production periods in 1998 and has capacity to produce up to 70 units in one shift.

Sales and Marketing

Domestic. The Company sells its custom vehicles to approximately 500 automobile dealers throughout the continental U.S. and overseas. Custom vehicles are sold through a network of regional exclusive sales representatives and associate representatives. Each of its U.S. dealers is an authorized dealer for General Motors, Ford or Chrysler and most sell and service a full complement of cars, SUVs and vans. During the past two years, the geographic areas of the U.S. where the Company's sales have been strongest include the Great Lakes region (i.e., Illinois, Indiana, Michigan, New York, Ohio, Pennsylvania, and Wisconsin), and Oklahoma and Texas.

The Company's direct sales efforts to dealers are supplemented by a variety of advertising and promotional programs and participation in various automobile shows. The Company is also refining a targeting approach to better utilize advertising expenditures by expanding its team selling efforts and developing new marketing materials, including videos. In 1997 the Company established a telemarketing sales team in Ocala, Florida to cost effectively focus on smaller dealer activities and larger territories.

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

The Company will also target the mobility market through its National Mobility subsidiary by offering fullsize vans and minivans for the physically challenged. These products will be distributed through both automotive dealerships and mobility centers. In addition, the Company will participate in state government quotes for mobility vehicles and pursue commercial applications.

International. Starcraft exports converted vehicles to 18 countries around the world and employs an international department which is exclusively responsible for the development of such sales. International sales fluctuate from country to country and over time depending on import taxes and tariffs and fluctuations in currency exchange rates as well as local economic conditions. Starcraft's primary overseas markets are Japan and northern Europe. The Company exported 1,273, 1,584 and 2,543 conversions in 1998, 1997 and 1996, respectively. The recent increase in U.S. currency and turmoil in Asian financial markets have negatively impacted the Company's international sales.

The Company intends to further promote Starcraft and Imperial vehicles overseas. The Company maintains a distribution agreement with General Motors and Mitsui by which the Company believes makes Mitsui the sole distributor of General Motors vans in Japan. This agreement will continue from year-to-year unless terminated on three months notice prior to the end of any such year.

The Company's shuttle bus products are marketed and distributed through approximately 20 independent bus dealers. The majority of these bus dealers carry other bus lines in addition to Starcraft. The Company will continue to develop products to expand its customer base, including bidding for government and large commercial contracts.

Competition

The United States conversion vehicle market is very competitive with four principal national manufacturers and numerous local and regional manufacturers, many of which are relatively small companies serving local dealers. The Company estimates it has approximately 55 competitors in the conversion vehicle on business. The Company believes it is one of the four largest van conversion companies in the United States. The others are Glaval Inc., Mark III Industries, Inc. and Explorer Van Company. The Company's Starcraft lines generally feature high-end, luxury custom vehicles competing most directly with Explorer. The Imperial product lines compete more directly in the entry level segment of the conversion market. The Company believes the number of competitors will continue to decline as increased quality, financial and engineering standards are imposed by the OEMs.

In international markets, the Company competes with numerous foreign manufacturers that produce vehicles comparable to converted vans, although custom vans and SUV's such as the Company's tend not to be widely produced within its foreign markets.

The market for the Company's shuttle buses is highly competitive. The other competitors in the bus industry are substantially larger than the Company. The Company's products are a very small percentage of the bus market. The Company will continue to position its product as an exceptional quality, high value product targeting the high end user niche market. There can be no assurance that the Company will be able to maintain or improve its competitive position in the bus market.

Tecstar competes against several much larger automotive parts suppliers. Tecstar is highly dependent on continuing to successfully bid future contracts as its existing programs have two to four year terms.

Backlog and Seasonality

At September 27, 1998, the Company had a backlog of 441 unit orders compared with a backlog of 842 unit orders at September 28, 1997. The backlog declined from prior year levels due to reduced market activity, chassis availability issues from the General Motors labor stoppage and customer concern from the Company's production constraints in the summer arising from raw material component availability. The Company considers such orders to be reasonably firm. All of the Company's products are subject to certain seasonal sales influences and sales tend to be stronger during March through July. The Company uses off-season sales promotions to market its products with a view to reducing seasonal swings in sales.

Warranties

The Company historically provided a three-year, 36,000 mile limited warranty on its conversions. In 1997, the Starcraft products began offering a 5-year, 60,000 mile warranty on certain of its Starcraft products. The OEMs provide their own standard warranties of the chassis and engine. At the time of sale of its product, the Company estimates the costs to be incurred for product warranties and establishes reserves for warranty claims. The Company believes that such reserves will adequately cover any such warranty claims. The Company provides complete owners' manuals to retail customers covering the conversion package as well as parts, warranty and service manuals for dealers. The Company keeps a record of the paint, upholstery and styles included in each vehicle conversion so that, when necessary, it can re-create matching replacement parts.

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

Trademarks. The Company's Predecessor manufactured boats, motor homes and other recreational vehicles under the name "Starcraft." The boat manufacturing business was sold by the Predecessor to Brunswick Corporation in 1988 which subsequently sold the business. The Company initially acquired the recreational vehicle business in the Predecessor's 1991 reorganization proceeding, but immediately sold it to an RV company. The Predecessor's Canadian conversion business was acquired by a Canadian firm. A corporation in the boating industry has independently registered and owns the "Starcraft" and related trademarks for use with boats and marine products and thus the Company has no control over the quality of boats produced and sold under the "Starcraft" mark. The Company retains ownership of "Starcraft" and related registered marks for use with automotive and recreational vehicle products. It licenses the owners of the Predecessor's RV business and Canadian van conversion business to use these trademarks. While it has some control over the quality of its licensees' products, it does not control all aspects of their businesses. The Canadian entity is required to pay a royalty to the Company and to purchase its components from the Company (or from others with the Company's approval). The Company is not permitted to export to Canada and its Canadian licensee does not export to the United States.

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

Federal Motor Vehicle Safety Standards are promulgated by the NHTSA. Many of the Company's conversion components were affected by these standards. Starcraft engaged a testing Company, which also performs testing for NHTSA, to test the company's components. The Company's components subject to the new standards were determined to meet or exceed them. Promulgation of additional safety standards in the future could require the Company to incur additional testing and engineering expenses which could adversely affect the Company's results of operations. NHTSA can require automotive manufacturers to recall products. The Company has not experienced any material recalls.

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

Employees

As of September 27, 1998, the Company employed 550 people. Of these, approximately 450 were production line associates and 100 were salaried sales, engineering and administrative staff. During peak production periods, the Company may increase its work force. Historically, the available labor force has been adequate to meet such periodic requirements. The Company considers its relationships with its personnel to be satisfactory.

ITEM 2.           PROPERTIES

The Company owns its properties in Goshen, and Emma, Indiana and leases the Elkhart property, as further described below.


                           Size of
Location                   Facility             Type of Operation
--------------------  ------------------        -----------------------------
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


The Elkhart facility, on approximately 3 acres of land, is leased for three years through February 29, 2000 with five, one-year renewal options at the Company's discretion. The lease contains an option to purchase the facility for $800,000. Monthly rent is $14,500 and the Company is responsible for property taxes and building insurance.

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



                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

Common Stock is quoted on the NASDAQ Stock Market, under the symbol "STCR." As of December 21, 1998, there were 85 shareholders of record of Starcraft's Common Stock.

During 1998, the Company did not meet the new market capitalization requirements for continued listing on the NASDAQ National Market. As a result, in September 1998 the Company's shares began trading on the NASDAQ Small Cap market.

The following table sets forth the high and low bid prices per share of Common Stock for the periods indicated.


Quarter Ended                    High                    Low
-------------                    ----                    ---
December 29, 1996               4.875                   2.875
March 30, 1997                  5.250                   3.469
June 29, 1997                   3.750                   2.500
September 28, 1997              3.750                   1.750
December 28, 1997               3.000                   2.000
March 29, 1998                  2.750                   1.750
June 28, 1998                   2.875                   2.125
September 27, 1998              2.313                   1.000


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

Stock Repurchase. In March 1995, the Company's Board of Directors approved the repurchase of up to 500,000 shares of the Company's outstanding shares of common stock, of which 153,000 shares have been acquired to date. No shares were repurchased in 1997 or 1998.

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

ITEM 6.           SELECTED FINANCIAL DATA


(dollars in thousand,
except per share data)                                                Year Ended
                                    ---------------------------------------------------------------------------------
Income Statement Data                 Sept. 27,        Sept. 28,        Sept. 29,        Oct. 1,         Oct. 1,
                                         1998             1997            1996            1995             1994
                                    ---------------- ---------------- --------------- ---------------  --------------
Net Sales:
     Domestic                          $     42,857    $      57,235   $      73,317   $      91,652    $     81,640
     Export                                  10,235           15,047          25,648          21,408          10,734
         Total Net Sales                     53,092           72,282          98,965         113,060          92,374
Cost of Goods Sold                           49,590           66,342          83,669          92,692          73,775
Gross Profit                                  3,502            5,940          15,296          20,368          18,599
Operating Expenses                            9,548           13,924          15,049          15,864          12,505
Restructuring and Goodwill
   Impairment Charges                          ----            5,926            ----            ----            ----
Operating Income (loss)                     (6,046)         (13,910)             247           4,504           6,094
Interest income (expense)                    ( 892)           ( 400)           (293)           (208)              99
Other income, Net                               100              194             176             214             104
Income (loss) Before Taxes                  (6,838)         (14,116)             130           4,510           6,297
Income Taxes (Credit)                          (79)          (2,814)              20           1,753           2,517

Net Income (loss)                           (6,759)         (11,302)             110           2,757           3,780

Weighted Common Shares                        4,134            4,127           4,142           4,261           4,193
     Outstanding
Earnings (loss) Per Share          $          (1.63)$         (2.74) $          0.03 $          0.65  $          0.90
Balance Sheet Data
                                    ---------------- ---------------- --------------- ---------------  --------------
Working Capital                     $         5,402  $         7,011  $        8,476  $        8,693  $        8,140
Total Assets                                 29,015           27,779          36,524          34,213          32,772
Long-term Debt                               10,777            5,696               0             323             196
Shareholders' Equity                          3,536           10,295          21,552          21,688          19,556
Book Value per Share                           0.86             2.49            5.23            5.20            4.58


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The consolidated statements of income summarize operating results for the last three years. This section of Management's Discussion highlights the main factors affecting the changes in operating results during the three-year period.

1998 VERSUS 1997



(Dollars in Thousands)                                                                      1997 to
                                                                                             1998
                                                 1998                    1997                Change
                                      -----------------------    ----------------------    ---------
Net Sales                               $ 53,092       100.0%     $72,282        100.0%      (26.5%)
Cost of goods sold                        49,590        93.4%      66,342         91.8%      (25.3%)
                                        --------       -----     --------        -----       -----
Gross profit                               3,502         6.6%       5,940          8.2%      (41.0%)
Selling and promotion expenses             4,484         8.4%       7,243         10.0%      (38.1%)
General and administrative expenses        5,064         9.6%       6,681          9.2%      (24.2%)
Restructuring charges                          0         0.0%       1,010          1.4%         --
Goodwill impairment loss                       0         0.0%       4,916          6.8%         --
                                        --------       -----     --------        -----       -----
Operating loss                            (6,046)      (11.4%)    (13,910)       (19.2%)     (56.5%)
Interest expense                            (892)       (1.7%)       (400)        (0.6%)     123.0%
Other income                                 100         0.2%         194          0.3%      (48.5%)
                                        --------       -----     --------        -----       -----
Loss before taxes                         (6,838)      (12.9%)    (14,116)       (19.5%)     (51.6%)
Income tax credit                            (79)       (0.2%)     (2,814)        (3.9%)     (97.2%)
                                        --------       -----     --------        -----       -----
NET LOSS                                ($ 6,759)      (12.7%)   ($11,302)       (15.6%)     (40.2%)
                                        ========       =====     ========        =====       =====

Net Sales

Net Sales for 1998 decreased 26.5% to $53.1 million from $72.3 million in 1997. Vehicle conversion sales declined 27.2%, comprised of a 28.2% decline in domestic and 32.0% decline in export. The start-up of the shuttle bus business generated $1.2 million in sales in 1998.

The Company's domestic sales declined consistent with the decline in the overall conversion market of 23.7% as reported by the Recreational Vehicle Industry Association. In addition, the Company's sales were adversely impacted by production constraints in the third quarter from shortages of key raw material parts, primarily hardwood components. The Company estimates that the production issues negatively impacted the year's sales by approximately $7 million.

Export sales declined due to price pressures from the stronger U.S. dollar and reduced demand in Japan and Korea caused by the economic turmoil in Asia.

Gross Profit

Gross profit margin for 1998 was 6.6% of sales compared to 8.2% in 1997. The decrease in gross margin as a percent of sales is primarily attributable to the impact of fixed plant overhead costs on the lower sales volume.

Selling and promotion expense

Selling and promotion expense for 1998 decreased 38.1% to $4.5 million primarily due to the lower domestic sales volume. The decrease in selling and promotion expense as a percentage of sales in 1998 is due to cost reductions from fixed salesmen salaries and the elimination of the Texas operation.

General and Administrative Expense

General and administrative expense in 1998 was $5.1 million, a 24.2% decrease from 1997. The decrease is primarily attributable to reductions in personnel, partially offset by $487,000 of start-up expense from Tecstar.

Restructuring Charges

In December 1996 the Company consolidated its Imperial Automotive Group manufacturing operation and its Texas manufacturing facility into Starcraft Automotive Group's manufacturing complex in Goshen, Indiana. The Company recorded a $1.0 million restructure charge in fiscal 1997.

Goodwill

Operating losses at Imperial, together with a strategic review of the conversion industry, resulted in an evaluation of the goodwill related to the acquisition of Imperial Industries, Inc. In 1997. As a result of the change in the domestic market, abandonment of the original strategic operating plan for Imperial, cumulative operating losses and continued weakness in the domestic vehicle conversion market, an impairment loss of $4.9 million was recorded in 1997 to write-off the remaining goodwill associated with this acquisition.

Income taxes

The Company recorded a minimal income tax credit in 1998 as the tax carry-back is fully utilized. The 1997 income tax credit was recorded at a 19.9% effective rate primarily due to the impact of a $2.5 million valuation allowance for deferred income taxes.

1997 VERSUS 1996

(Dollars in Thousands)                                                                      1996 to
                                                                                             1997
                                               1997                       1996              Change
                                       -----------------------   ----------------------    ---------
Net Sales                               $ 72,282        100.0%    $ 98,965        100.0%     (27.0%)
Cost of goods sold                        66,342         91.8%      83,669         84.5%     (20.7%)
                                        --------      -------     --------      -------     ------
Gross profit                               5,940          8.2%      15,296         15.5%     (61.2%)
Selling and promotion expenses             7,243         10.0%       8,252          8.4%     (12.2%)
General and administrative expenses        6,681          9.2%       6,797          6.9%      (1.7%)
Restructuring charges                      1,010          1.4%           0          0.0%      --
Goodwill impairment loss                   4,916          6.8%           0          0.0%      --
                                        --------      -------     --------      -------     ------
Operating income (loss)                  (13,910)       (19.2%)        247          0.2%      --
Interest expense                            (400)        (0.6%)       (293)        (0.3%)     36.5%
Other income                                 194          0.3%         176          0.2%      10.2%
                                        --------      -------     --------      -------     ------
Income (loss) before taxes               (14,116)       (19.5%)        130          0.1%      --
Income taxes (credit)                     (2,814)        (3.9%)         20          0.0%      --
                                        --------      -------     --------      -------     ------
NET INCOME (LOSS)                       ($11,302)       (15.6%)   $    110          0.1%      --
                                        ========      ========    ========      =======     ======

Net Sales

Net sales for 1997 were $72.3 million compared to $99.0 million in 1996. Domestic sales declined 21.9% to $57.2 million and export sales declined 41.3% to $15.0 million. The Company's average sale per unit was $6,000 in 1997 on 12,000 sale units versus $6,100 in 1996 on 16,100 sale units. The domestic conversion market continued to decline in 1997 due to the increased popularity and availability of sport utility vehicles and factory minivans, price pressure from higher chassis costs and lower levels of conversion inventory being held on dealer retail lots. The Company's domestic sale units declined 23.3% versus an industry average of 14.6% as reported by the Recreational Vehicle Industry Association. International sales in 1996 benefited from the early build of 1997 model year minivans for Japan totaling $6 million.

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

Restructuring Charges

In December 1996 the Company completed the consolidation of its Imperial Automotive Group manufacturing operation into Starcraft Automotive Group's manufacturing complex in Goshen, Indiana. The consolidation was designed to reduce excess production capacity, personnel count and fixed overhead expenses. The Company recorded a $750,000 restructure charge in the first quarter of fiscal year 1997.

In June 1997 the Company closed its McGregor, Texas manufacturing facility and sold certain assets of the business. The Company recorded a $260,000 net restructure charge in the third quarter of fiscal year 1997 primarily for the write-down of leasehold improvements.

Goodwill Impairment Loss

Operating losses at Imperial, together with a strategic review of the conversion industry, resulted in an evaluation of the goodwill related to the acquisition of Imperial Industries, Inc. The July 1994 acquisition of Imperial Industries, Inc. was viewed at that time as a strategic expansion of the Company's production capacity, conversion products lines, and sales and dealer network. The operating strategy was to allow Imperial to remain an independent manufacturing and operating subsidiary focused exclusively on the price sensitive, entry level domestic market. However, subsequent to the acquisition, the domestic market contracted, gross margins deteriorated, and Imperial experienced operating losses. In 1997, the manufacturing operations of Imperial were consolidated into the Starcraft manufacturing facility to reduce excess capacity. Further integration of the manufacturing operations, as well as integration and reduction of the sales, dealer and general and administration functions, have occurred since this consolidation.

As a result of the change in the domestic market, abandonment of the original strategic operating plan for Imperial, cumulative operating losses and continued weakness in the domestic vehicle conversion market, an impairment loss of $4.9 million was recorded in the fourth quarter of 1997 to write-off the remaining goodwill associated with this acquisition.

Income Taxes

The 1997 income tax credit was recorded at a 19.9% effective rate primarily due to the impact of a $2.5 million valuation allowance for deferred income taxes. The effective rate in 1996 was 15.4% which benefitted from the implementation of a foreign sales corporation subsidiary.

SEASONALITY AND TRENDS

The Company's sales and profits are dependent on the automotive markets in the United States and overseas, primarily Japan and northern Europe, and the OEM's ability to supply vehicle chassis. The business tends to be seasonal with stronger sales in March through July and is influenced by a number of factors including atypical weather for any sales region and OEM programs affecting the price, supply and delivery of vehicle chassis. General Motors' chassis represented 58% of the Company's total unit shipments in 1998 compared to 65% in 1997.

The Company's retail dealers had approximately 1,300 units on hand at the end of 1998 compared to 3,600 at the end of 1997 and 5,300 at the end of 1996. Conversion inventory on dealer retail lots is down for the entire industry relative to prior years. The Company believes dealers are stocking fewer conversion products because of the growing availability of additional vehicle models such as sport utility vehicles and a general concern by dealers about the future of the conversion industry.

The strengthened U.S. dollar and recent turmoil in financial markets in Asia pressured the Company's 1998 export sales and margins. However, new market penetration and continued development of existing markets, especially Europe, should partially offset the Asia market decline in 1999. The domestic conversion market is expected to continue to decline in 1999.

The Company eliminated much excess production capacity and reduced overhead in 1997 to address the decline in revenue. In 1997 the Company began a plan to diversify both its product base and target markets as it acquired National Mobility Corporation. National Mobility markets its products in both the retail and government markets and has commenced production of a taxi product. In 1998 the Company continued to pursue its cost reduction and diversification strategy with the introduction of the shuttle bus product and the Tecstar program. The Company plans to continue to develop these new products and to increase its product offerings in the vehicle conversion commercial market.






LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $4.6 million during 1998 compared to using cash of $3.0 million in the prior year. The use of cash resulted primarily from the pretax operating loss. Receivables decreased $0.8 million due to the decrease in sales and production levels. Inventories increased primarily due to chassis purchase requirements under the shuttle bus business and the European conversion van sales program. Raw chassis in inventory at the end of September 1998 was $2 million compared to none at the end of last year. This inventory growth was primarily financed by the OEM through accounts payable which increased $1.9 million over prior year levels.

The Company invested $785,000 million in property and equipment during the year primarily for information systems ($430,000) and the shuttle bus plant start-up ($200,000).

The Company acquired National Mobility Corporation of Elkhart, Indiana in February 1997 for $1.2 million in cash, assumption of certain bank debt, and 15,000 shares of the Company's Common Stock.

The Company's use of cash for operations and investing activities was financed by bank debt. At the end of September 1998, bank debt was $11.8 million.

On October 30, 1998, the Company entered into a new $14 million credit agreement with a lending institution. The agreement is subject to renewal in November 2001. Revolving advances under the agreement are limited to specified percentages of eligible receivables and inventories and are subject to a maximum limit of $9.2 million. The credit agreement also includes a $4.8 million term loan which is payable in monthly principal installments of $57,000 beginning December 1, 1998. The revolving borrowings bear interest of either 1/2% over prime or 3% over the Eurodollar rate. The term loan bears interest at either 3/4% over prime or 3.5% over the Eurodollar rate. The borrowings are secured by substantially all of the Company's assets. There is a fee of .25% of the average unused portion of the maximum borrowing amount. Pursuant to the agreement, the Company must, among other things, maintain a minimum level of tangible net worth of $(3.2 million) as of January 3, 1999, $(3.2 million) as of March 28, 1999, $(350,000) as of June 27, 1999 and $700,000 as of October 3, 1999. Additionally, the Company must generate earnings before income taxes, depreciation and amortization (EBITDA) of at least $(2.4 million), $362,000, $1.5 million and $410,000 for the fiscal quarters ending January 3, 1999, March 28, 1999, June 27, 1999 and October 3, 1999, respectively. If these minimum levels are not maintained, any outstanding balances become payable upon demand of the lending institution. In order to maintain the minimum levels of tangible net worth and EBITDA through 1999, the Company needs to achieve operating results substantially consistent with its 1999 operating plan.

On November 23, 1998, the Company entered into an amended credit agreement with its former primary lender. The agreement called for all borrowings over $3 million to be paid with proceeds from the $14 million refinancing described above. The remaining $3 million is payable in monthly principal installments of $36,000 beginning December 1, 1998. The note matures in November 2001 at which time any remaining principal balance is due. The note bears interest at 2% over the bank's prime rate and is subordinate to the $14 million credit agreement described above. The note is partially guaranteed by two individuals, one of whom is a director and officer of the Company and the other is currently an outside director. As incentive for their guarantees, the Company issued to the individuals warrants to purchase a total of 400,000 shares of Common Stock for $2.20 per share. The warrants have a five year term and are exercisable at the date of the grant.

The current and long-term notes payable on the September 27, 1998 balance sheet reflect the above modifications.

On January 12, 1998, the Company entered into an amended credit agreement with its former primary lender which was effective as of December 31, 1997. Borrowings were limited to specified percentages of eligible receivables, inventories and property and equipment, and were subject to maximum limits of $15 million through March 30, 1998, $12 million from March 31, 1998 through June 29, 1998 and $10 million thereafter. Borrowings under this agreement bore interest at 1% over the bank's prime rate were secured by substantially all of the Company's assets.

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

The Company estimates that it will require $2 million to finance the start-up of Tecstar in 1999. The Company's new financing agreement is forecasted to satisfy this requirement.

The Company believes that future cash flows from operations, funds available under its revolving credit agreement, and the continued use of OEM financing arrangements to manage its chassis inventory will be sufficient to satisfy its anticipated operating needs and capital improvements for 1999.

OTHER MATTERS

The Company is dependent on a centralized computer which provides data in support of vital company-wide operational and accounting functions. Many of the computer processes used to generate this data were programmed in-house following the common practice of using only two digits to designate a year. Other software purchased by the Company was written using the same convention. As the year 2000 approaches, programs with such date-related logic will not be able to distinguish between the years 1900 and 2000, potentially causing software and hardware to fail, generate erroneous calculations or present information in an unusable form beyond December 31, 1999. In 1997, the Company began devoting significant resources to replace its current system with a new, year 2000-compliant enterprise computer system. It is expected that the new system will be operational by June 1999. The total cost of the project, including hardware, software and consulting costs, is currently estimated to be approximately $1.1 million, of which $900,000 has been incurred as of September 27, 1998. These costs do not include any costs associated with the implementation of contingency plans, which are in the process of being developed.

Due to the uncertainty of the year 2000 readiness of third-party suppliers, customers and financial institutions, the Company is currently unable to determine whether the consequences of year 2000 failures will have a material impact on the Company's operations. The Company is attempting to assess the status of its significant third party vendors, customers and financial institutions through the use of questionnaires. Management expects this process to be complete by mid-1999. It is anticipated that the Company's year 2000 project will reduce the risk of significant business interruptions, but there is no assurance that this outcome will be achieved. Failure to detect and correct all internal instances of non-compliance or the inability of third parties to achieve timely compliance could result in the interruption of normal business operations which could, depending on its duration, have a material adverse effect on the Company's financial condition or results of operations.

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

General Operating Contingencies. The Company may not be able to attract and retain employees with sufficient skills to conduct its operations efficiently and may from time to time be subject to work slow-downs or stoppages. The Company may be adversely affected by delay or unavailability of supply of numerous component parts. The Company will not always be able to satisfy its capital requirements with internally generated funds and may, from time to time, need to rely on bank financing and other third party capital resources. There is no assurance that such resources will always be available to the Company or as to the terms that will apply to any financing, or as the Company's ability to continue to comply with such terms over time.

Acquisitions and Diversification. The Company may be engaged in negotiations from time to time regarding prospective acquisitions of van conversion or related businesses. Such acquisitions could be material to the Company and, if effected, could have a material effect on the Company's financial condition or results of operations. There is no assurance as to when or whether the Company will be able to effect acquisitions, whether it will be able to generate requisite funding to effect such acquisitions, or as to the terms on which such acquisitions may be effected. A significant aspect of the Company's strategy is to diversify its product offerings into new product lines, such as taxis and shuttle buses. The Company has less experience manufacturing and marketing such products than it has in its core conversion vehicle business. There is no assurance that such new product lines will be profitable.

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

Competition. The United States vehicle conversion industry is very competitive with several principal nationwide manufacturers and numerous local and regional competitors. There is no assurance the Company will be able to maintain its current competitive position in the vehicle conversion market.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         Report of Independent Auditors




Board of Directors
Starcraft Corporation and Subsidiaries
Goshen, Indiana


We have audited the accompanying consolidated balance sheet of Starcraft Corporation and Subsidiaries as of September 27, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended September 27, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Starcraft Corporation and Subsidiaries as of September 28, 1997 and for the years ended September 28, 1997 and September 29, 1996 were audited by other auditors whose report dated January 12, 1998 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Starcraft Corporation and Subsidiaries as of September 27, 1998 and the consolidated results of their operations and their cash flows for the year ended September 27, 1998 in conformity with generally accepted accounting principles.




                                               /s/ Crowe, Chizek and Company LLP

Elkhart, Indiana
November 23, 1998

To the Board of Directors
Starcraft Corporation

We have audited the accompanying consolidated balance sheets of Starcraft Corporation and Subsidiaries as of September 28, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended September 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Starcraft Corporation and Subsidiaries as of September 28, 1997 and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 28, 1997 in conformity with generally accepted accounting principles.

\s\Ernst & Young

January 12, 1998
Fort Wayne, Indiana

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 27, 1998 and September 28, 1997

-------------------------------------------------------------------------------

                                                                1998                1997
                                                                ----                ----
                                                                      (in thousands)
ASSETS

Current assets

     Cash and cash equivalents                            $      1,369     $        608

     Trade receivables, less allowance for

       doubtful accounts:  1998 - $40; 1997 - $81                6,160            3,977

     Manufacturers' rebates receivable                             569              692

     Recoverable income taxes                                      417            3,300

     Inventories                                                10,857            9,270

     Other                                                         401              444
                                                          ------------     ------------

         Total current assets                                   19,773           18,291

Property and equipment
     Land, buildings and improvements                            5,927            5,857
     Machinery and equipment                                     6,224            5,608
                                                          ------------     ------------
                                                                12,151           11,465
     Less accumulated depreciation                               4,305            3,491
                                                          ------------     ------------
                                                                 7,846            7,974

Goodwill, at amortized cost                                      1,355            1,453

Other assets                                                        41               61
                                                          ------------     ------------

                                                          $     29,015     $     27,779
                                                          ============     ============


                 See accompanying notes to financial statements.

                    September 27, 1998 and September 28, 1997

--------------------------------------------------------------------------------

                                                                  1998            1997
                                                                  ----            ----
                                                                     (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt                 $      1,023     $          -
     Accounts payable, trade                                     8,244            6,354
     Accrued expenses
         Warranty                                                1,766            1,337
         Compensation and related expenses                         322              484
         Taxes                                                     971            1,060
         Other                                                   2,045            2,045
                                                          ------------     ------------
         Total current liabilities                              14,371           11,280

Long-term debt                                                  10,777            5,696

Deferred income taxes                                              331              508

Shareholders' equity
     Preferred stock, no par value:  2,000,000 shares
       authorized but unissued
     Common stock, no par value:
         Authorized shares - 10,000,000 shares
         Issued and outstanding shares - 4,133,600              14,016           14,016
     Additional paid-in capital                                  1,008            1,008
     Accumulated deficit                                       (11,488)          (4,729)
                                                          ------------     ------------
                                                                 3,536           10,295
                                                          ------------     ------------

                                                          $     29,015     $     27,779
                                                          ============     ============

See accompanying notes to financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the years ended September 27, 1998, September 28, 1997 and
                               September 29, 1996

--------------------------------------------------------------------------------



                                                                           1998            1997            1996
                                                                           ----            ----            ----
                                                                           (in thousands, except per share data)
Net sales
     Domestic                                                          $     42,857   $     57,235     $     73,317
     Export                                                                  10,235         15,047           25,648
                                                                       ------------   ------------     ------------
                                                                             53,092         72,282           98,965

Cost of goods sold                                                           49,590         66,342           83,669
                                                                       ------------   ------------     ------------


Gross profit                                                                  3,502          5,940           15,296

Operating expenses
     Selling and promotion                                                    4,484          7,243            8,252
     General and administrative                                               5,064          6,681            6,797
     Restructuring charges                                                        -          1,010                -
     Goodwill impairment loss                                                     -          4,916                -
                                                                       ------------   ------------     ------------


Operating income (loss)                                                      (6,046)       (13,910)             247

Nonoperating (expense) income
     Interest, net                                                             (892)          (400)            (293)
     Other income, net                                                          100            194              176
                                                                       ------------   ------------     ------------
                                                                               (792)          (206)            (117)
                                                                       ------------   ------------     ------------


Income (loss) before income taxes                                            (6,838)       (14,116)             130

Federal and state income taxes (credit)                                         (79)        (2,814)              20
                                                                       ------------   ------------     ------------


Net income (loss)                                                      $     (6,759)  $    (11,302)    $        110
                                                                       ============   ============     ============


Earnings (loss) per common share, basic                                $     (1.63)   $      (2.74)    $        .03

Earnings (loss) per common and common
  equivalent share, assuming dilution                                  $     (1.63)   $      (2.74)    $        .03



See accompanying notes to financial statements.




                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended September 27, 1998,  September 28, 1997 and
                               September 29, 1996

-------------------------------------------------------------------------------------------------------------------


                                                                           1998            1997            1996
                                                                           ----            ----            ----
                                                                                      (in thousands)
Cash flows from operating activities
Net income (loss)                                                      $     (6,759)    $  (11,302)       $     110
Adjustments to reconcile net income (loss)
  to net cash from operating activities
     Depreciation and amortization                                            1,018          1,199            1,087
     Noncash restructuring charges                                                -            611                -
     Goodwill impairment loss                                                     -          4,916                -
     Deferred income taxes                                                     (177)           583               51
     Change in operating assets and liabilities
         Receivables                                                            823          2,465           (2,810)
         Inventories                                                         (1,587)         4,494              205
         Accounts payable                                                     1,890         (3,369)           2,947
         Accrued expenses                                                       178         (2,512)             110
         Other                                                                   30           (113)             163
                                                                       ------------   ------------     ------------

              Net cash from operating activities                             (4,584)        (3,028)           1,863

Cash flows from investing activities
Purchase of property and equipment                                             (785)        (1,407)            (932)
Purchase of assets of National Mobility Corporation                               -         (1,756)               -
Proceeds from sale of property and equipment                                     26             60               36
                                                                       ------------   ------------     ------------
     Net cash from investing activities                                        (759)        (3,103)            (896)

Cash flows from financing activities
Proceeds from revolving credit agreement                                     11,604         12,200            7,800
Payments of revolving credit agreement                                       (5,500)        (6,504)          (7,800)
Payments of long-term debt                                                        -           (323)            (610)
Repurchase of common stock                                                        -              -             (246)
                                                                       ------------   ------------     ------------
     Net cash from financing activities                                       6,104          5,373             (856)
                                                                       ------------   ------------     ------------

Net change in cash and cash equivalents                                         761           (758)             111

Cash and cash equivalents at beginning of year                                  608          1,366            1,255
                                                                       ------------   ------------     ------------

Cash and cash equivalents at end of year                               $      1,369   $        608     $      1,366
                                                                       ============   ============     ============

Supplemental disclosure of cash flow information
     Interest paid                                                     $        770        $   376        $     304
     Income taxes paid                                                           10            140               60


See accompanying notes to financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the years ended September 27, 1998, September 28,
                           1997 and September 29, 1996

--------------------------------------------------------------------------------



                                               Outstanding                  Additional     Retained
                                                 Common        Common         Paid-In      Earnings
                                                 Shares         Stock         Capital      (Deficit)       Total
                                              --------------  -------------(in thousands)-----------     ----------
Balance, October 2, 1995                         4,171,600    $   14,104    $    1,008    $    6,576     $   21,688
     Net income                                          -             -             -           110            110
     Repurchase and retirement
       of 53,000 shares of common stock            (53,000)         (133)            -          (113)          (246)
                                            --------------    ----------    ----------    ----------     ----------


Balance, September 29, 1996                      4,118,600        13,971         1,008         6,573         21,552
     Net loss                                            -             -             -       (11,302)       (11,302)
     Issuance of 15,000 shares
       of common stock                              15,000            45             -             -             45
                                            --------------    ----------    ----------    ----------     ----------


Balance, September 28, 1997                      4,133,600        14,016         1,008        (4,729)        10,295

     Net loss                                            -             -             -        (6,759)        (6,759)
                                            --------------    ----------    ----------    ----------     ----------


Balance, September 27, 1998                      4,133,600    $   14,016    $    1,008    $  (11,488)    $    3,536
                                            ==============    ==========    ==========    ==========     ==========

See accompanying notes to financial statements.

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    September 27, 1998 and September 28, 1997
                      (In thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Principles of Consolidation: Starcraft Corporation and Subsidiaries (Company) are second stage manufacturers of custom van, pickup truck and sport utility vehicle conversions, and shuttle buses. The consolidated financial statements include the accounts of Starcraft Corporation and its wholly owned subsidiaries: Starcraft Automotive Group, Inc., Imperial Automotive Group, Inc. (Imperial), Starcraft Southwest, Inc., and National Mobility Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. Additionally the Company has a controlling interest in Tecstar, Inc. which is also included as a part of the consolidated financial statements.

The Company's customers operate in the automotive industry. The Company sells conversion units throughout the United States, and export sales are principally to locations in Japan and northern Europe. Credit is extended to customers based on an evaluation of the customer's financial condition, and when credit is extended collateral generally is not required. Sales to the Company's largest customer were $5,579, $9,541 and $18,526 in 1998, 1997 and 1996, respectively.

Cash Equivalents: Cash equivalents include all highly liquid investments with a maturity when purchased of three months or less.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for certain inventories ($10,081 and $8,962 at September 27, 1998 and September 28, 1997, respectively) and by the first-in, first-out (FIFO) method for all other inventories.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The Company is depreciating buildings over periods of 15 to 50 years, building improvements over periods of 5 to 20 years, and equipment over periods of 3 to 12 years.

Goodwill: Goodwill is amortized by the straight-line method over a period of 15 years and is stated net of accumulated amortization of $155 and $57 at September 27, 1998 and September 28, 1997, respectively. The Company evaluates the recoverability based on undiscounted projected operating cash flows when factors indicate that an impairment may exist. During the fourth quarter of 1997, the Company wrote off the remaining goodwill associated with the acquisition of Imperial Industries, Inc. as more fully described in Note 8.

Warranties: The Company follows the policy of accruing an estimated liability for warranties at the time the warranted products are sold.

Revenue Recognition: The Company generally manufactures products based on specific orders from customers. Shipments are generally made by common carrier after receiving authorization from the customer, and revenue is recognized upon shipment. Net sales do not include the cost of consigned chassis (see Note 10).

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                    September 27, 1998 and September 28, 1997
                      (In thousands, except per share data)

--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
  (Continued)

Stock Based Compensation: The Company periodically grants stock options for a fixed number of shares to employees. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

Use of Estimates: Preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Common Share: Basic and diluted earnings per common share are computed under an accounting standard effective beginning with the quarter ended December 28, 1997. All prior earnings per common share amounts have been restated to be comparable. Basic earnings per common share is based on net income available to common shareholders divided by the weighted average number of common shares considered to be outstanding during the period. The weighted average number of common shares outstanding were 4,133,600, 4,127,350 and 4,142,402 for the years ended September 27, 1998, September 28, 1997 and September 29, 1996, respectively. Diluted earnings per common share shows the dilutive effect of any additional potential common shares issuable under stock options. The Company's outstanding incentive stock options were not considered in the computations of earnings per share, assuming dilution because the effects of assumed exercise would have been antidilutive.

Seasonality The Company's business is seasonal. Sales are generally higher during the spring and summer months of the year.

Fiscal Year:  The Company's  fiscal year ends on the Sunday closest to September
30. The years ended September 27, 1998, September 28, 1997 and September 29, 1996 each contain 52 weeks.


NOTE 2 - INVENTORIES

The composition of inventories at September 27, 1998 and September 28, 1997 is as follows:

                                     1998            1997
                                     ----            ----

     Raw materials              $      4,631     $      4,654
     Chassis                           2,006                -
     Work-in-process                   2,584            1,667
     Finished goods                    1,636            2,949
                                ------------     ------------

                                $     10,857     $      9,270
                                ============     ============

The use of the LIFO method of determining the cost of inventories did not have material effect on inventories at September 27, 1998 and September 28, 1997.

NOTE 3 - DEBT ARRANGEMENTS

On October 30, 1998, the Company entered into a new $14,000 credit agreement with a lending institution. The agreement is subject to renewal in November 2001. Revolving advances under the agreement are limited to specified percentages of eligible receivables and inventories and are subject to a maximum limit of $9,200. The credit agreement also includes a $4,800 term loan which is payable in monthly principal installments of $57 beginning December 1, 1998. The note matures in November 2001 at which time any remaining principal balance is due The revolving borrowings bear interest of either 1/2% over prime or 3% over the Eurodollar rate. The term note bears interest at either 3/4% over prime or 3.5% over the Eurodollar rate. The borrowings are secured by substantially all of the Company's assets. There is a fee of .25% of the average unused portion of the maximum borrowing amount. Pursuant to the agreement, the Company must, among other things, maintain a minimum level of tangible net worth of $(3,200) as of January 3, 1999, $(3,200) as of March 28, 1999, $(350) as of June 27, 1999 and
$700 as of October 3, 1999. Additionally, the Company must generate earnings before income taxes, depreciation and amortization (EBITDA) of at least $(2,400), $362, $1,518 and $410 for the fiscal quarters ending January 3, 1999, March 28, 1999, June 27, 1999 and October 3, 1999, respectively. If these minimum levels are not maintained, any outstanding balances become payable upon demand of the lending institution. In order to maintain the minimum levels of tangible net worth and EBITDA through 1999, the Company needs to achieve operating results substantially consistent with its 1999 operating plan.

On November 23, 1998, the Company entered into an amended credit agreement with its former primary lender. The agreement called for all borrowings over $3,000 to be paid with proceeds from the $14,000 refinancing described above. The remaining $3,000 is payable in monthly principal installments of $36 beginning December 1, 1998. The note matures in November 2001 at which time any remaining principal balance is due. The note bears interest at 2% over the bank's prime rate and is subordinate to the $14,000 credit agreement described above. The note is partially guaranteed by two individuals, both whom are currently directors and one of whom is an officer of the Company. (See Note 13)

The current and long-term notes payable on the September 27, 1998 balance sheet reflect the above modifications.

On January 12, 1998, the Company entered into an amended credit agreement with its former primary lender which was effective as of December 31, 1997. Borrowings were limited to specified percentages of eligible receivables, inventories and property and equipment, and were subject to maximum limits of $15,000 through March 30, 1998, $12,000 from March 31, 1998 through June 29, 1998 and $10,000 thereafter. Borrowings under this agreement bear interest at 1% over the bank's prime rate and were secured by substantially all of the Company's assets. This credit agreement was further amended on November 23, 1998 (see above).

The carrying amount of the Company's long-term debt approximates fair value.

Interest expense was approximately $892, $403 and $305 in 1998, 1997 and 1996, respectively.

Long-term debt is due as follows:

            Fiscal Year Ending

                  1999                    $     1,023
                  2000                          1,116
                  2001                          1,023
                  2002                          8,638


NOTE 4 - INCOME TAXES

Federal and state income taxes (credits), all of which were domestic, consist of the following:

                                    1998             1997            1996
                                    ----             ----            ----
         Current
              Federal           $        (61)   $     (2,770)    $       (103)
              State                      159            (627)              55
                                ------------    ------------     ------------
                                          98          (3,397)             (48)
         Deferred
              Federal                   (154)            508               54
              State                      (23)             75               14
                                ------------    ------------     ------------
                                        (177)            583               68
                                ------------    ------------     ------------

                                $        (79)   $     (2,814)    $         20
                                ============    ============     ============

The provisions for income taxes are different from amounts that would otherwise be computed by applying a federal statutory rate of 34% to income taxes. A reconciliation of the differences is as follows:

                                                                 1998             1997            1996
                                                                 ----             ----            ----

         Rate applied to pretax income (loss)                $     (2,325)   $     (4,799)    $         44
         State taxes - net                                           (196)           (701)              46
         Foreign sales corporation                                      -             (36)            (205)
         Net operating loss for which no
           benefit was recognized                                   2,231               -                -
         Temporary differences for which
           no benefit was recognized                                  254           2,544                -
         Other, net                                                   (43)            178              135
                                                             ------------    ------------     ------------

                                                             $        (79)   $     (2,814)    $         20
                                                             ============    ============     ============

The composition of the deferred tax assets and liabilities at September 27, 1998 and September 28, 1997 is as follows:



                                                                                  1998            1997
                                                                                  ----            ----

         Deferred tax liabilities
              Accelerated depreciation                                       $       (460)    $       (484)
              Inventory basis difference                                             (331)            (331)
              Other                                                                     -              (57)
                                                                             ------------     ------------
                                                                                     (791)            (872)
         Deferred tax assets
              Inventory                                                               275              216
              Nondeductible accruals
                  Warranty                                                            689              276
                  Other                                                               487              455
              Goodwill                                                              1,587            1,741
              Alternative minimum tax credit carryforward                             220              220
              Net operating loss carryforward                                       2,231                -
                                                                             ------------     ------------
         Total deferred tax assets                                                  5,489            2,908
         Valuation allowance                                                       (5,029)          (2,544)
                                                                             ------------     ------------
                                                                                      460              364
                                                                             ------------     ------------

         Net deferred tax asset (liability)                                  $       (331)    $       (508)
                                                                             ============     ============

The alternative minimum tax carryforward of $220 has no expiration date for income tax purposes. The net operating loss carryforward of $2,231 expires in 2018.


NOTE 5 - COMPENSATION PLANS

The Company sponsors a qualified profit-sharing plan, more commonly known as a 401(k) plan, for all of its employees with over six months of service. The plan provides for a discretionary matching contribution by the Company of the employee's salary deduction, up to 6% of compensation. Also, the plan provides for an additional discretionary contribution annually as determined by the Board of Directors. The amounts charged to expense for this plan were approximately ($250), $361 and $107 in 1998, 1997 and 1996, respectively.

NOTE 6 - STOCK OPTION PLANS

The Company maintains two stock incentive plans under which stock options are granted to key employees and directors. The plans authorize the grant of stock options for up to 630,000 shares of the Company's common stock. The options in these two plans have five year terms and become fully exercisable after six months. The Company also sponsors a qualified stock option plan with 40,000 shares of common stock reserved for options to certain sales representatives who are not employees of the Company. These options have five year terms.

Under the three plans, options may not be granted at prices below 85% of the current market value of the stock at the date of grant. All options awarded through September 27, 1998 have been at fair market value on the date of grant. For each of the three years in the period ended September 27, 1998, the effect of the stock options in computing earnings per common share was antidilutive.

A summary of the Company's stock option activity and related information for the years ended September 27, 1998, September 28, 1997 and September 29, 1996 follows:



                                            1 9 9 8                     1 9 9 7                      1 9 9 6
                                            -------                     -------                      -------
                                                 Weighted                     Weighted                    Weighted
                                                  Average                      Average                     Average
                                                 Exercise                     Exercise                    Exercise
                                    Options        Price        Options         Price        Options        Price
                                    -------        -----        -------         -----        -------        -----

Outstanding at
  beginning of year                  407,349     $  5.65          375,349    $   6.24         311,850     $  8.02
Granted                              188,849        1.85          124,500        3.40         176,500        4.38
Canceled                             (85,000)       4.41          (92,500)       5.02        (113,001)       8.26
Expired                              (58,349)       8.15                -           -               -            -
                                 -----------     -------      -----------    --------     -----------     --------
Outstanding at
  end of year                        452,849     $  3.97          407,349    $   5.65         375,349     $  6.24
                                 ===========     =======      ===========    ========     ===========     =======
Exercisable at end of year           383,515     $  4.22          302,149    $   6.46         359,849     $  6.21
                                 ===========     =======      ===========    ========     ===========     =======

As of September 27, 1998, there were 267,349 options outstanding with exercise prices which ranged from $1.625 to $4.00. The weighted-average exercise price of these options is $2.34, and the weighted-average remaining contractual life is
4.1 years. As of September 27, 1998, there were 185,500 options outstanding with exercise prices which ranged from $4.25 to $7.75. The weighted-average exercise price of these options is $6.32, and the weighted-average remaining contractual life is 1.8 years.

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25 no compensation expense has been recognized because the exercise price of the Company's stock options has equaled the market price of the underlying stock on the date of grant. Proforma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") and has been determined as if the Company had accounted for its stock options issued in 1998 and 1997 under the fair value method of FAS 123. The fair value was estimated as of the date of grant using a Black-Sholes option pricing model with the following assumptions:

                                             1998                 1997
                                             ----                 ----

         Risk-free interest rate         4.52% - 5.63%        6.04% - 6.77%
         Dividend yield                       0%                   0%
         Volatility factor               54.8% - 59.8%        40.9% - 48.8%
         Expected option life               4 years              4 years

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information follows:

                                                   1998         1997       1996
                                                   ----         ----       ----

         Proforma net income (loss)              $(6,912)     $(11,469)    $13
         Proforma net income (loss) per share     $(1.67)      $ (2.78)    $0.00


NOTE 7 - SHAREHOLDER RIGHTS PLAN

In August 1997 the Company adopted a Shareholders Rights Plan issuing one right for each outstanding share. Each right entitles the registered holder to purchase from the Company one share of common stock at $15 per share, subject to adjustment. The rights become exercisable if a person or group (other than certain related persons) acquires or announces a tender offer for prescribed percentages of the Company's shares or is declared an "adverse person" by the Company's Board of Directors. In these events, each right holder may purchase shares with a value equal to twice the exercise price. Furthermore, if the Company engages in certain mergers or similar business combinations a right holder may purchase shares of the acquiring company with a value to two times the purchase price of the right. The rights expire on August 12, 2007.

NOTE 8 - RESTRUCTURING CHARGES AND GOODWILL IMPAIRMENT

In December 1996 the Company consolidated its Imperial manufacturing operation located in Elkhart, Indiana into the Company's facility in Goshen, Indiana. In June 1997 the Company closed its McGregor, Texas plant and sold the assets of that plant. The Company recorded $1,010 of restructuring charges related to such activities primarily for employee termination and other costs ($179), leasehold asset write-offs ($326) and the recognition of remaining contractual lease obligations ($505). The contractual lease obligations primarily pertain to remaining rent and associated contractual costs at the former Imperial location. The remaining liability for contractual lease obligations at September 27, 1997 was paid during fiscal 1998.

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

As a result of the change in the domestic market, abandonment of the original strategic operating plan for Imperial, cumulative operating losses and continued weakness in the domestic vehicle conversion market, it was determined that the goodwill was not recoverable, and therefore, a goodwill impairment loss of $4,916 was recorded in the fourth quarter of 1997 to write off the remaining goodwill associated with this acquisition.


NOTE 9 - BUSINESS COMBINATION

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

The acquisition was recorded using the purchase method of accounting, and accordingly, the results of operations of National Mobility Corporation for the year ended September 27, 1998 and for the seven months ended September 28, 1997 are included in the consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The allocation of the purchase price is summarized as follows:

         Current assets                 $      2,448
         Property and equipment                  200
         Goodwill                              1,510
         Current liabilities                  (2,357)
                                        ------------

                                        $      1,801
                                        ============

On the basis of a proforma consolidation of the results of operations as if the acquisition had taken place at the beginning of 1996, consolidated net sales would have been $102,978 for 1996 and $73,771 for 1997. Consolidated proforma income (loss) and earnings (loss) per share would not have been materially different from the reported amounts for 1998 and 1997. The proforma information is not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1996.


NOTE 10 - CONSIGNMENT ARRANGEMENTS

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

Consistent with the practice in the industry, the Company accounts for chassis as consignment inventory. Accordingly, the Company records chassis inventory and related obligations only in the event they are required to purchase chassis from the OEM. Provisions for decline in chassis value are recognized when, in management's estimation, such provisions are necessary. Provisions for decline in chassis value, chassis inventory, and chassis sales are not material to the accompanying financial statements.

At September 27, 1998, the Company has possession of chassis in the aggregate amount of $8,720 (of which $2,960 related to chassis on consignment for periods exceeding 90 days) and has total chassis line availability between $34,500 and $44,000 based on the time of year. Carrying charges on consignment chassis, which are presented in cost of goods sold, were approximately $1,030, $2,740 and $1,729 in 1998, 1997 and 1996, respectively. The OEMs have also instituted incentive rebates to second-stage manufacturers based on the number of chassis delivered to dealers. Those incentives reduced cost of goods sold by approximately $731, $751 and $1,135 in 1998, 1997 and 1996, respectively.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment. The total rental expense for 1998, 1997 and 1996 is $270, $688 and $490, respectively. Rental commitments at September 27, 1998 for long-term noncancelable operating leases are as follows:

                           1999           $        204
                           2000                     96
                           2001                      5
                                          ------------

                                          $        305
                                          ============

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


NOTE 12 - RESEARCH AND DEVELOPMENT

The Company incurs costs to improve the appeal and safety of its products. Research and development costs are charged to operations when incurred. Amounts charged to operations were approximately $520, $824 and $893 in 1998, 1997 and 1996, respectively.

NOTE 13 - SUBSEQUENT EVENT

On November 20, 1998 the Company issued warrants to purchase shares of Common stock to two individuals as incentive for their partial guarantee of the Company's long-term debt (See Note 3). The individuals can both purchase up to 200,000 shares of Common stock of the Company for $2.20 per share which was the ten day average market price preceding the date of grant. The warrants have a five year term and are exercisable at the date of grant.


NOTE 14 - UNAUDITED FINANCIAL INFORMATION

Presented below is certain unaudited quarterly financial information for 1998 and 1997.


                                                                            Quarter Ended
                                               December 28,         March 29,         June 28,         September 27,
                                                   1997               1998              1998               1998
                                               ------------         ---------         --------         -------------

         Net sales                             $     13,419      $     14,464       $     11,820       $     13,389
         Gross profit (loss)                          1,205             1,656                856               (215)
         Net loss                                    (1,137)             (821)            (1,281)            (3,520)
         Loss per common share                        (0.28)            (0.19)             (0.31)             (0.85)

                                                                            Quarter Ended
                                               December 29,         March 30,         June 29,         September 28,
                                                   1996               1997              1997               1997
                                               ------------         ---------         --------         -------------

         Net sales                             $     17,669      $     18,552       $     23,465       $     12,596
         Gross profit (loss)                          2,028             1,120              2,843                (51)
         Net loss                                    (1,342)           (1,552)              (692)            (7,716)
         Loss per common share                        (0.33)            (0.37)             (0.17)             (1.87)

Adjustments in the fourth quarter of the fiscal year ended September 27, 1998 included the start up loss related to Tecstar, Inc. and certain accruals. Adjustments in the fourth quarter of the fiscal year ended September 28, 1997 included a goodwill impairment loss.

NOTE 15 - MANAGEMENT'S PLAN REGARDING CONTINUING OPERATIONS

At September 27, 1998 and for the year then ended, the Company had negative cash flow from operations, recurring losses from operations and no additional funds available under its prior loan agreement.

Future operations of the Company are intended to continue. The Company has refinanced its existing debt with a new lending institution (see Note 3). The new agreement gives the Company availability of funds for near term operating losses and working capital needs (subject to borrowing base limitations). The new agreement also includes financial covenants that are less restrictive than similar covenants with its former lender. Management intends to reduce operating losses and ultimately return the Company to profitability through diversification of their products and markets, and through continued cost reductions. If future actual results fail to meet management's plan, additional losses could occur.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Registrant's proxy statement filed with the Securities and Exchange Commission on January 8, 1999.

ITEM 11.          EXECUTIVE COMPENSATION

Incorporated by reference to the Registrant's proxy statement filed with the Securities and Exchange Commission on January 8, 1999.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Incorporated by reference to the Registrant's proxy statement filed with the Securities and Exchange Commission on January 8, 1999.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Registrant's proxy statement filed with the Securities and Exchange Commission on January 8, 1999.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K.

(a)      The following documents are filed as part of the report:

         Financial Statements (as of September 27, 1998 and September 28, 1997 and for the fiscal periods ended September 27, 1998, September 28, 1997, and September 29, 1996):

         Reports of Independent Auditors
         Balance Sheets
         Statements of Operations
         Statements of Cash Flows
         Statements of Shareholders' Equity
         Notes to Financial Statements

(b)      Reports on Form 8-K

         Registrant filed a report on Form 8-K on July 24, 1998, reporting a change of its independent auditors.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index immediately following the signature page.

(d) The following financial statement schedule is filed as part of this report:

         (i)      Schedule II -- Valuation and Qualifying Accounts and Reserves.

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

                     STARCRAFT CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Dollars in Thousands)



                               Balance at              Charged to            Deductions from         Balance at Close
                           Beginning of Period         Operations             Additions to              of Period
                                                                              Reserves (a)
Allowance for doubtful accounts -
deducted from accounts  receivable,  trade, in
the consolidated balance sheets:
------------------------------------------------------------------------------------------------------------------------
52 weeks ended                    $ 81                    $ --                    $ 41                     $ 40
September 27, 1998
52 weeks ended                    $ 51                    $ 30                    $ --                     $ 81
September 28, 1997
52 weeks ended                    $ 57                    $ --                    ($ 6)                    $ 51
September 29, 1996

(a)    Write-off of bad debts, less recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                           STARCRAFT CORPORATION

DATE: January 11, 1999               By:   /s/ Kelly L. Rose
                                           --------------------------------
                                           Kelly L. Rose,
                                           Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of December, 1998.

1)        Principal Executive Officer:

   By:    /s/   Kelly L. Rose              Chairman, Chief Executive Officer
          Kelly L. Rose

2)        Principal Financial/
          Accounting Officer:

   By:    /s/   Michael H. Schoeffler      President, Chief Financial Officer,
          Michael H. Schoeffler            Treasurer, Secretary

3)        The Board of Directors:

   By:    /s/   Kelly L. Rose              Director
          Kelly L. Rose

   By:    /s/   Frank K. Martin            Director
          Frank K. Martin

   By:    /s/   G. Raymond Stults          Director
          G. Raymond Stults

   By:    /s/   David J. Matteson          Director
          David J. Matteson

   By:    /s/   Allen H. Neuharth          Director
          Allen H. Neuharth

                                     PART IV

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

     4.5       Second  Amendment  to  Amended  and  Restated
               Credit  Agreement dated April 6, 1996,  among
               Starcraft  Corporation,  Starcraft Automotive
               Group, Inc.  Imperial  Automobile Group, Inc.
               and Bank One, Indianapolis, N.A. Incorporated
               by  reference to the  Registrant's  Form 10-Q
               for the Quarter Ended March 31, 1997.                  *

     4.6       Third   Amendment  to  Amended  and  Restated
               Credit Agreement, effective January 31, 1997,
               among   Starcraft   Corporation,    Starcraft
               Automotive Group, Inc.,  Imperial  Automobile
               Group, Inc. and Bank One, Indianapolis,  N.A.
               Incorporated by reference to the Registrant's
               Form  10-Q for the  Quarter  Ended  March 31,
               1997.                                                  *

     4.7       Fourth  Amendment  to  Amended  and  Restated
               Credit  Agreement,  effective  June 29, 1997,
               among   Starcraft   Corporation,    Starcraft
               Automotive Group, Inc.,  Imperial  Automobile
               Group, Inc. and Bank One, Indianapolis,  N.A.
               Incorporated  by  reference to Exhibit [ ] of
               the  Registrant's  Form  10-K for the  fiscal
               year ending September 28, 1997.                        *

     4.8       Fifth   Amendment  to  Amended  and  Restated
               Credit  Agreement,   effective  December  31,
               1997, among Starcraft Corporation,  Starcraft
               Automotive Group, Inc.,  Imperial  Automobile
               Group, Inc. and Bank One, Indianapolis,  N.A.
               Incorporated  by  reference to Exhibit [ ] of
               the  Registrant's  Form  10-K for the  fiscal
               year ending September 28, 1997.                        *

     4.9       Seventh  Amendment  to Amended  and  Restated
               Credit  Agreement,  dated as of February  27,
               1998 , among Starcraft Corporation, Starcraft
               Automotive Group, Inc.,  Imperial  Automotive
               Group,  Inc.  and  Bank  One,  Indiana,  N.A.
               Incorporated  by reference to Exhibit 10.1 of
               the  Registrant's  Form 10-Q for the  quarter
               ending March 29, 1998.                                 *

     4.10      Eighth  Amendment  to  Amended  and  Restated
               Credit  Agreement,   effective  November  23,
               1998, among Starcraft Corporation,  Starcraft
               Automotive Group, Inc.,  Imperial  Automobile
               Group, Inc. and Bank One, Indianapolis,  N.A.         [ ]

     4.11      Rights  Agreement,  dated  as of  August  12,
               1997, between Registrant and Harris Trust and
               Savings Bank,  as Rights Agent.  Incorporated
               by  reference to the  Registrant's  8-A filed
               September 9, 1997.                                     *

     4.12      Promissory  Note  from  Starcraft  Automotive
               Group, Inc. to Bank One, Indiana,  N.A. dated
               November 23, 1998.                                    [ ]

     4.13      Guaranty of Kelly L. Rose to the  obligations
               of Starcraft  Automotive  Group, Inc. to Bank
               One, Indiana, N.A. dated November 23, 1998.           [ ]

     4.14      Guaranty   of   Gerald   R.   Stults  to  the
               obligations  of Starcraft  Automotive  Group,
               Inc.  to  Bank  One,   Indiana,   N.A.  dated
               November 23, 1998.                                    [ ]

     4.15      Loan  and  Security  Agreement  by and  among
               Starcraft  Automotive Group,  Inc.,  National
               Mobility Corporation,  Starcraft Corporation,
               Imperial  Automotive Group, Inc. and Foothill
               Capital Corporation,  dated October 30, 1998.         [ ]

     4.16      Secured   Promissory   Note  from   Starcraft
               Automotive  Group, Inc. and National Mobility
               Corporation to Foothill  Capital  Corporation
               dated October 30, 1998.                               [ ]

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

     10.3(c)   Form  of   First   Addendum   to   Employment
               Agreement  with Kelly L. Rose,  December  31,
               1997.  Incorporated  by  reference to Exhibit
               10.1 of the  Registrant's  Form  10-Q for the
               fiscal year ending March 29, 1998.                     *

     10.3(d)   Second Addendum to Employment  Agreement with
               Kelly L. Rose, effective December 15, 1997.            [ ]

     10.3(e)   Consulting  Agreement  with Allen H. Neuharth
               dated  September  15, 1993.  Incorporated  by
               reference   to   Exhibit   10.3(k)   of   the
               Registrant's  Form 10-K for the  fiscal  year
               ending October 2, 1994.                                *

     10.3(f)   Employment  Agreement  between the Registrant
               and Michael H.  Schoeffler  dated January 16,
               1995.  Incorporated  by  reference to Exhibit
               10.3(m) of the Registrant's Form 10-K for the
               year ending October 1, 1995.                           *

     10.3(g)   Employment  Agreement  between the Registrant
               and Michael H. Schoeffler  dated December 12,
               1996.  Incorporated  by  reference to Exhibit
               10.3(e) to the Registrant's Form 10-K for the
               fiscal year ending September 29, 1996.                 *

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

     10.33     Warrant to Purchase 200,000 Shares of Common
               Stock  of  Starcraft  Corporation,  issued  to
               Kelly L. Rose, dated November 23, 1998.                [ ]

     10.34     Warrant to Purchase 200,000 Shares of Common
               Stock of Starcraft  Corporation,  issued to G.
               Ray Stults, dated November 23, 1998.                   [ ]


     11        Computation of Earnings Per Share.                     [ ]

     21        Subsidiaries of the Registrant.                        [ ]

     23.1      Consent of Crowe,  Chizek and Company LLP.             [ ]

     23.2      Consent of Ernst & Young LLP.                          [ ]

     27        Financial Data Schedule                                [ ]
---------------

*        Incorporated by reference as indicated in the description.

** Incorporated by reference to the exhibit, bearing the corresponding exhibit number to the Registrant's registration statement on Form S-1, Reg. No. 33-63760, unless another exhibit number is listed in the above description.