Form 10-Q
period 1998-12-27
STARCRAFT CORP /IN/
filed 1999-02-16
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the quarter ended December 27, 1998

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

                       Yes  |X|                   No  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 1, 1999 - 4,147,002 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                          December 27, 1998
Form 10-Q



                                    - INDEX -



PART I.           FINANCIAL INFORMATION                                    PAGE

       Item 1.    Financial Statements

                  Balance Sheets - December 27, 1998 (Unaudited)             1
                  and September 27, 1998 (Audited)

                  Statements of Operations (Unaudited)
                  for the three month periods
                  ended December 27, 1998 and December 28, 1997              2

                  Statements  of  Cash  Flow  (Unaudited)
                  for the  three  month periods ended
                  December 27, 1998 and December 28, 1997                    3

                  Notes to Financial Statements                            4-6

       Item 2.    Management's Discussion and Analysis                    7-10


PART II.          OTHER INFORMATION

       Item 2.    Changes in Securities                                     11

       Item 6.    Exhibits and Reports on Form 8-K                          11


SIGNATURES                                                                  12

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION


BALANCE SHEETS                                     December 27, 1998           September 27, 1998
                                                   -----------------           ------------------
ASSETS                                                         (Dollars in Thousands)
Current Assets
     Cash and cash equivalents ....................     $    238                  $  1,369
     Trade receivables, less allowance for
          doubtful accounts of $40,000 ............        6,384                     6,160
     Manufacturers' rebates receivable ............          565                       569
     Recoverable income tax .......................           --                       417
     Inventories ..................................       11,400                    10,857
     Other ........................................          673                       401
                                                        --------                  --------
         Total current assets .....................       19,260                    19,773
Property and Equipment
     Land, buildings, and improvements ............        6,031                     5,927
     Machinery and equipment ......................        6,369                     6,224
                                                        --------                  --------
                                                          12,400                    12,151
     Less accumulated depreciation ................        4,566                     4,305
                                                        --------                  --------
                                                           7,834                     7,846

Goodwill, at amortized cost .......................        1,331                     1,355
Other assets ......................................          186                        41
                                                        --------                  --------
                                                        $ 28,611                  $ 29,015
                                                        ========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term debt .........     $  1,023                  $  1,023
     Accounts payable, trade ......................        8,687                     8,244
     Accrued expenses:
         Warranty .................................        1,625                     1,766
         Compensation and related expenses ........           88                       322
         Taxes ....................................          705                       971
         Other ....................................        1,534                     2,045
                                                        --------                  --------
Total current liabilities .........................       13,662                    14,371
Long Term Debt ....................................       12,902                    10,777
Deferred Income Taxes .............................          331                       331
Shareholders' Equity
     Preferred stock, no par value;
         authorized but unissued
         2,000,000 shares
     Common Stock, no par value;
         10,000,000 shares authorized
         4,133,600 shares issued as of December 27,
         1998 and September 27, 1998 ..............       14,016                    14,016
     Additional paid-in capital ...................        1,008                     1,008
     Retained Earnings Deficit ....................      (13,308)                  (11,488)
                                                        --------                  --------
          Total shareholders' equity ..............        1,716                     3,536
                                                        --------                  --------
                                                        $ 28,611                  $ 29,015
                                                        ========                  ========

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF OPERATIONS

                                                           3 Months Ended
                                                --------------------------------------
                                                Dec. 27, 1998            Dec. 28, 1997
                                                -------------            -------------
                                                           (Dollars in Thousands)
Net Sales
     Domestic ......................             $    11,331              $     9,811
     Export ........................                     803                    3,608
                                                 -----------              -----------
                                                      12,134                   13,419

Cost of Goods Sold .................                  11,176                   12,214
                                                 -----------              -----------
     Gross profit ..................                     958                    1,205

Operating Expenses
     Selling and promotion .........                     876                    1,288
     General and administrative ....                   1,646                      920
                                                 -----------              -----------
                                                       2,522                    2,208
                                                 -----------              -----------

         Operating Loss ............                  (1,564)                  (1,003)

Nonoperating (Expense) Income
     Interest, net .................                    (287)                    (172)
     Other income, net .............                      31                       38
                                                 -----------              -----------
                                                        (256)                    (134)
                                                 -----------              -----------


            Loss Before Income Taxes                  (1,820)                  (1,137)
Income Tax Credit ..................                       0                        0
                                                 -----------              -----------

     NET LOSS ......................             $    (1,820)             $    (1,137)
                                                 ===========              ===========

     BASIC AND DILUTIVE LOSS
       PER COMMON SHARE ............             $     (0.44)             $     (0.28)
                                                 ===========              ===========

Average Number of Common and
    Common Equivalent
   Shares Outstanding ..............               4,133,600                4,133,600
                                                 ===========              ===========

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF CASH FLOW
                                                        3 Months Ended
                                                -------------------------------
                                                Dec. 27, 1998     Dec. 28, 1997
                                                -------------     -------------
                                                     (Dollars in Thousands)

Operating Activities
     Net Loss ...........................          $(1,820)          $(1,137)
     Adjustments to reconcile net loss to
        net cash provided by operating
       activities:
         Depreciation and amortization ..              295               258

         Change in operating
            assets and liabilities:
                  Receivables ...........              197            (2,353)
                  Inventories ...........             (543)              961
                  Other .................             (272)             (170)
                  Accounts payable ......              443            (1,925)
                  Accrued expenses ......           (1,153)           (1,074)
                                                   -------           -------
         Net Cash used in
            operating activities ........           (2,853)           (5,440)

Investing Activities
     Purchase of property and equipment .             (249)             (283)
     Other ..............................             (154)                0
                                                   -------           -------
         Net cash used in
            investing  activities .......             (403)             (283)
 Financing Activities
     Borrowings on revolving
        credit agreements ...............            2,182             5,504
     Repayments on revolving
        credit agreements ...............                0                 0
     Payments on long-term debt .........              (57)                0
                                                   -------           -------
         Net cash from financing
            activities ..................            2,125             5,504

Decrease in Cash and Cash
     Equivalents ........................           (1,131)             (219)
     Cash and cash equivalents at
        beginning of period .............            1,369               608
                                                   -------           -------
     Cash and cash equivalents at
        end of period ...................          $   238           $   389
                                                   =======           =======

NOTES TO FINANCIAL STATEMENTS

STARCRAFT CORPORATION

December 27, 1998

--------------------------------------------------------------------------------


Note 1.           Basis of Presentation

                  The accompanying unaudited financial statements of Starcraft Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Reference is made to the Company's audited financial statements set forth in its annual report on Form 10-K for its fiscal year ended September 27, 1998.

                  In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three month period ended December 27, 1998 and the three month period ended December 28, 1997. The results of operations for the three months ended December 27, 1998 are not necessarily indicative of the results which may be expected for the year ending October 2, 1999.

Note 2.           Inventories

                  The composition of inventories is as follows (dollars in thousands):

                                      December 27, 1998     September 27, 1998
                                      -----------------     ------------------
                  Raw Materials              $6,337               $4,631
                  Chassis                     1,306                2,006
                  Work in Process             2,364                2,584
                  Finished Goods              1,393                1,636
                                              -----                -----
                                            $11,400              $10,857
                                            -------              -------

STARCRAFT CORPORATION




Note 3.           Long-Term Debt

                  On October 30, 1998, the Company entered into a new $14 million credit agreement with a lending institution. The agreement is subject to renewal in November 2001. Revolving advances under the agreement are limited to specified percentages of eligible receivables and inventories and are subject to a maximum limit of $9.2 million. The credit agreement also includes a $4.8 million term loan which is payable in monthly principal installments of $57,000 beginning December 1, 1998. The note matures in November 2001 at which time any remaining principal balance is due. The revolving borrowings bear interest of either 1/2% over prime or 3% over the Eurodollar rate. The term note bears interest at either 3/4% over prime or 3.5% over the Eurodollar rate. The borrowings are secured by substantially all of the Company's assets. There is a fee of .25% of the average unused portion of the maximum borrowing amount. Pursuant to the agreement, the company must, among other things, maintain a minimum level of tangible net worth of ($3.2 million), ($3.2 million), ($350,000) and $700,000 as of the end of the first, second, third and fourth quarters of fiscal year 1999, respectively. Additionally, the Company must generate earnings before income taxes, depreciation and amortization (EBITDA) of at least $(2,400), $362, $1,518 and $410 for the fiscal 1999 quarters.
                  If these minimum levels are not maintained, any outstanding balances become payable upon demand of the lending institution. In order to maintain the minimum levels of tangible net worth and EBITDA through 1999, the Company needs to achieve operating results substantially consistent with its 1999 operating plan. The Company is in compliance with its financial covenants as of December 27, 1998.

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

                  At December 27, 1998, the Company had possession of chassis in the aggregate amount of $16.1 million (of which $3.8 million was over 90 days).

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS

STARCRAFT CORPORATION

--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS
          Comparison of the three months ended December 27, 1998 (First
               Quarter Fiscal Year 1999) to the three months ended
               December 28, 1997 (First Quarter Fiscal Year 1998)

--------------------------------------------------------------------------------

Net Sales

Net sales declined $1.3 million (9.6%) to $12.1 million in the first quarter of fiscal 1999. Domestic sales increased 15.5% from prior year levels. The domestic sales increase is due to incremental sales from the Company's new Tecstar and shuttle bus operations. Export sales were $800,000 in the 1999 fiscal quarter compared to $3.6 million in 1998. The $2.8 million reduction in export sales is primarily attributable to a timing delay on Asian business and chassis delays on the Company's European business. The Company should recover this export business during the remainder of fiscal year 1999.

Gross Profit

Gross profit decreased to $1.0 million (7.9% of sales) in the 1999 fiscal first quarter from $1.2 million (9.0% of sales) in the 1998 period. The decrease in gross margin as a percent of sales is attributable to the impact of fixed plant overhead costs on the lower sales volume, offset by cost savings from the Company's plant consolidation and restructuring efforts in fiscal year 1998.

Selling and promotion expense

Selling and promotion expense decreased approximately $400,000 to $900,000 (7.2% of sales) in the first fiscal 1999 quarter compared to $1.3 million (9.6% of sales) in fiscal 1998. The reduction is primarily due to lower sales commissions on the lower domestic sales volume.

General and Administrative Expense

General and administrative expense increased to $1.6 million for the 1999 fiscal
first  quarter  from  $900,000  in  fiscal  1998.   The  increase  is  primarily
attributable to $500,000 of start-up costs on the Company's Tecstar operation.

Interest Expense

Interest expense increased to $287,000 in the fiscal 1999 first quarter from $172,000 in fiscal 1998. The increase is due to higher borrowing levels on the credit line.

Income Taxes

The Company does not have a tax credit to offset operating losses for the quarters because the tax carry back is fully utilized.

Loss per Share

Loss per share increased to $0.44 on 4,133,600 average common shares outstanding for the fiscal 1999 first quarter from $0.28 on 4,133,600 shares for the same period a year ago.

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

The Company's domestic van business declined 15% in the 1999 first quarter. Conversion inventory on dealer lots has decreased for the entire industry relative to prior year levels. The Company believes dealers are stocking fewer conversion products because of the growing availability of additional vehicle models such as sport utility vehicles and factory minivans and a general concern by dealers of the future of the conversion industry. The OEM's have recently increased their advertising support and dealer training efforts to support vehicle conversion products.

The strengthened U.S. Dollar and continued turmoil in financial markets in Asia will pressure the Company's 1999 export sales and margins.

The Company plans to continue to diversify its products and markets in an effort to stabilize sales. The vehicle conversion business will continue to be the core business of the Company, but additional strategies will be implemented in an attempt to reduce the cyclicality and seasonality of the Company's sales. In 1998 the Company started Tecstar, a joint venture to supply conversion vehicles directly to the OEM's, and entered the commercial shuttle bus business as a start to its diversification strategy.

Tecstar completed the start-up of its Shreveport, Louisiana facility and began production shipments in November 1998. Tecstar's Arlington, Texas facility should begin production in March 1999.

The Company has reviewed its information systems for compatibility with year 2000. It has plans in place to replace software deemed incompatible with year 2000 in a timely manner and does not anticipate any material adverse effect from year 2000 compatibility issues. The implementation strategy more fully described in the Company's 10-K is being executed as planned as of December 27, 1998.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

STARCRAFT CORPORATION

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Operations utilized $2.9 million of cash in the first three months of fiscal 1999 compared to $5.4 million in the fiscal 1998 period. Operating cash was used in the 1999 period to fund the operating loss and payments of calendar year end miscellaneous accruals.

Capital expenditures for the fiscal 1999 quarter were $249,000 primarily for start-up of the Tecstar plants.

The Company's use of cash for operations and investing activities was financed by bank debt. At the end of December 1998, bank debt was $13.9 million.

On October 30, 1998, the Company entered into a new $14 million credit agreement with a lending institution. The agreement is subject to renewal in November 2001. Revolving advances under the agreement are limited to specified percentages of eligible receivables and inventories and are subject to a maximum limit of $9.2 million. The credit agreement also includes a $4.8 million term loan which is payable in monthly principal installments of $57,000 beginning December 1, 1998. The note matures in November 2001 at which time any remaining principal balance is due. The revolving borrowings bear interest of either 1/2% over prime or 3% over the Eurodollar rate. The term note bears interest at either 3/4% over prime or 3.5% over the Eurodollar rate. The borrowings are secured by substantially all of the Company's assets. There is a fee of .25% of the average unused portion of the maximum borrowing amount. Pursuant to the agreement, the company must, among other things, maintain a minimum level of tangible net worth of $(3.2 million),$(3.2 million), $(350,000) and $700,000 as of the end of the first, second, third and fourth quarters of fiscal year 1999, respectively. Additionally, the Company must generate earnings before income taxes, depreciation and amortization (EBITDA) of at least $(2,400), $362, $1,518 and $410 for the fiscal 1999 quarters. If these minimum levels are not maintained, any outstanding balances become payable upon demand of the lending institution. In order to maintain the minimum levels of tangible net worth and EBITDA through 1999, the Company needs to achieve operating results substantially consistent with its 1999 operating plan. The Company is in compliance with its financial covenants as of December 27, 1998.

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

The foregoing paragraphs contain forward looking statements regarding cost savings, adequacy of capital resources, seasonality and supply of, and demand for, the Company's products, and the prospects of Management's operating strategies, all of which are subject to a number of important factors which may cause the Company's projections to be materially inaccurate. Some of such factors are described in the Company's Form 10-K for the year ended September 27, 1998, under the subsection entitled "Discussion of Forward-Looking Information" which is incorporated herein by reference.

PART II.          OTHER INFORMATION

       Item 2.    Changes In Securities

In  November  1998,  the  Company  refinanced  its  revolving  and  term  credit arrangements and entered into a new credit agreement with a financial institution. The Company's former principal lending bank retained a subordinated term loan position. To induce such bank to proceed with the refinancing, two individuals who are currently Directors of the Company guaranteed up to $500,000 each of the Company's indebtedness ($1 million in the aggregate). To induce the individuals to provide the Company with such credit support, the Company issued to each of the individuals a warrant to purchase 200,000 shares of the Company's common shares at a purchase price of $2.20 per share. The warrants have a term of five years. The exercise price represents the average market value of the Company's Common Stock for the ten trading days preceding the date of the issuance. The issuance of the warrants was approved by the independent directors of the Company.

The isuance of the warrants was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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







                                              STARCRAFT CORPORATION
                                                          (Registrant)



February 15, 1999                     By:  /s/ Kelly L. Rose
                                           -----------------------------
                                           Kelly L. Rose
                                           Chairman of the Board and
                                           Chief Executive Officer




                                      By:  /s/ Michael H. Schoeffler
                                           -----------------------------
                                           Michael H. Schoeffler
                                           President and Chief Financial Officer