Form 10-Q
period 1999-03-28
STARCRAFT CORP /IN/
filed 1999-05-11
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the quarter ended March 28, 1999

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

                        Yes  [X]                    No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 3, 1999 - 4,176,900 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                             March 28, 1999

Form 10-Q



                                                     - INDEX -



PART I.  FINANCIAL INFORMATION                                              PAGE

       Item 1.    Financial Statements

                  Balance Sheets - March 28, 1999 (Unaudited)                  1
                  and September 27, 1998 (Audited)

                  Statements of Operations (Unaudited) for the three month     2
                  periods ended March 28, 1999 and March 29, 1998 and the six month periods ended March 28, 1999 and March 29, 1998

                  Statements of Cash Flow (Unaudited) for the six month        3
                  periods ended March 28, 1999 and March 29, 1998

                  Notes to Financial Statements                              4-7

       Item 2.    Management's Discussion and Analysis                      8-12


PART II.          OTHER INFORMATION

       Item 4.    Submission of Matters to a Vote of Security Holders         13

       Item 6.    Exhibits and Reports on Form 8-K                            13


SIGNATURES  14

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

BALANCE SHEETS                                         March 28, 1999     September 27, 1998
                                                       --------------     ------------------
ASSETS                                                     (Dollars in Thousands)
Current Assets
     Cash and cash equivalents ......................     $    779            $  1,369
     Trade receivables, less allowance for
          doubtful accounts of $40 for 1999 and 1998         7,860               6,160
     Manufacturers' rebates receivable ..............          226                 569
     Recoverable income tax .........................            0                 417
     Inventories ....................................       15,650              10,857
Other ...............................................          725                 401
                                                          --------            --------
         Total current assets .......................       25,240              19,773
Property and Equipment
     Land, buildings, and improvements ..............        6,153               5,927
     Machinery and equipment ........................        6,521               6,224
                                                          --------            --------
                                                            12,674              12,151
     Less accumulated depreciation ..................        4,770               4,305
                                                          --------            --------
                                                             7,904               7,846

Goodwill, at amortized cost .........................        1,307               1,355
Other assets ........................................          471                  41
                                                          --------            --------
                                                          $ 34,922            $ 29,015
                                                          ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturity of long-term debt .............     $  1,023            $  1,023
     Accounts payable, trade ........................       16,068               8,244
     Accrued expenses:
         Warranty ...................................        1,657               1,766
         Compensation and related expenses ..........          328                 322
         Taxes ......................................          925                 971
              Other .................................        1,657               2,045
                                                          --------            --------
      Total current liabilities .....................       21,658              14,371
LONG TERM DEBT ......................................       11,057              10,777
DEFERRED INCOME TAXES ...............................          331                 331
SHAREHOLDERS' EQUITY
     Preferred Stock, no par value;
         authorized but unissued
         2,000,000 shares
     Common Stock, no par value;
          10,000,000 shares authorized
           4,147,002 shares issued as of March 28,
          1999 and 4,133,600 as of September 27, 1998       14,054              14,016
     Additional paid-in capital .....................        1,008               1,008
     Retained earnings deficit ......................      (13,186)            (11,488)
                                                          --------            --------
          Total shareholders' equity ................        1,876               3,536
                                                          --------            --------
                                                          $ 34,922            $ 29,015
                                                          ========            ========


PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF OPERATIONS

                                               3 Months Ended                        6 Months Ended
                                       March 28, 1999   March 29, 1998     March 28, 1999    March 29, 1998
                                       --------------   --------------     --------------    --------------
                                                (Dollars in thousands, except per share amounts)
Net Sales
     Domestic .......................     $ 14,793          $ 11,267          $ 26,124          $ 21,078
     Export .........................        3,846             3,197             4,649             6,805
                                          --------          --------          --------          --------
                                            18,639            14,464            30,773            27,883
Cost of Goods Sold ..................       15,241            12,808            26,417            25,022
                                          --------          --------          --------          --------
Gross profit ........................        3,398             1,656             4,356             2,861

Operating Expenses
     Selling and promotion ..........        1,077             1,267             1,953             2,555
     General and administrative .....        1,904             1,031             3,550             1,951
                                          --------          --------          --------          --------
                                             2,981             2,298             5,503             4,506
                                          --------          --------          --------          --------
     Operating Income (Loss) ........          417              (642)           (1,147)           (1,645)


Nonoperating (Expense) Income
     Interest expense ...............         (323)             (203)             (610)             (375)
     Other income, net ..............           28                24                59                62
                                          --------          --------          --------          --------
                                              (295)             (179)             (551)             (313)
                                          --------          --------          --------          --------

     Income(Loss) Before Income Taxes     $    122              (821)           (1,698)           (1,958)

Income Taxes ........................            0                 0                 0                 0

     NET INCOME (LOSS) ..............     $    122          $   (821)         $ (1,698)         $ (1,958)
                                          ========          ========          ========          ========

     EARNINGS (LOSS) PER SHARE ......     $   0.03          $  (0.19)         $  (0.41)         $  (0.47)
                                          ========          ========          ========          ========

     EARNINGS (LOSS) PER SHARE
            ASSUMING DILUTION .......     $   0.03          $  (0.19)         $  (0.41)         $  (0.47)
                                          ========          ========          ========          ========


PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF CASH FLOW
                                                    6 Months Ended
                                              March 28, 1999   March 29, 1998
                                                   (Dollars in Thousands)

Operating Activities
     Net Loss ...........................        $(1,698)        $(1,958)
     Adjustments to reconcile net loss to
        net cash provided by operating
       activities:
         Depreciation and amortization ..            607             515

         Change in operating
            assets and liabilities:
                  Receivables ...........           (940)            573
                  Inventories ...........         (4,793)            663
                  Other .................           (324)           (182)
                  Accounts payable ......          7,824             737
                  Accrued expenses ......           (537)         (1,022)
                                                 -------         -------
         Net Cash from
            operating activities ........            139            (674)

Investing Activities
     Purchase of property and equipment .           (666)           (389)
     Other ..............................           (343)             41
                                                 -------         -------
         Net cash from
            investing  activities .......         (1,009)           (348)
 Financing Activities
     Borrowings on credit agreements ....          3,025           5,504
     Repayments on credit agreements ....         (2,374)         (4,500)
     Payments on long-term debt .........           (371)              0
                                                 -------         -------
         Net cash from financing
            activities ..................            280           1,004

Decrease in Cash and Cash
     Equivalents ........................           (590)            (18)
     Cash and cash equivalents at
        beginning of period .............          1,369             608
                                                 -------         -------
     Cash and cash equivalents at
        end of period ...................        $   779         $   590
                                                 =======         =======

NOTES TO FINANCIAL STATEMENTS


STARCRAFT CORPORATION

March 28, 1999

Note 1.           Basis of Presentation

                  The accompanying unaudited financial statements of Starcraft Corporation (the ACompany@) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Reference is made to the Company's audited financial statements set forth in its annual report on Form 10-K for its fiscal year ended September 27, 1998.

                  In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three month and six month periods ended March 28, 1999 and March 29, 1998. The results of operations for the six months ended March 28, 1999 are not necessarily indicative of the results which may be expected for the year ending October 3, 1999.

Note 2.           Inventories

                  The composition of inventories is as follows (dollars in thousands):

                                          March 28, 1999      September 27, 1998
                                          --------------      ------------------
                  Raw Materials             $       9,155              $4,631
                  Chassis                           3,125               2,006
                  Work in Process                   2,114               2,584
                  Finished Goods                    1,256               1,636
                                            -------------        ------------
                                           $       15,650        $     10,857

STARCRAFT CORPORATION

Note 3.           Long-Term Debt

                  On October 30, 1998, the Company entered into a $14 million credit agreement with a lending institution. The agreement is subject to renewal in November 2001. Revolving advances under the agreement are limited to specified percentages of eligible receivables and inventories and are subject to a maximum limit of $9.2 million. The credit agreement also includes a $4.8 million term loan which is payable in monthly principal installments of $57,000 beginning December 1, 1998. The note matures in November 2001 at which time any remaining principal balance is due. The revolving borrowings bear interest of either 1/2% over prime or 3% over the Eurodollar rate. The term note bears interest at either 3/4% over prime or 3.5% over the Eurodollar rate. The borrowings are secured by substantially all of the Company's assets. There is a fee of .25% of the average unused portion of the maximum borrowing amount. Pursuant to the agreement, the company must, among other things, maintain a minimum level of tangible net worth of $(3,200,000) as of March 28, 1999, $(350,000) as of June
                  27, 1999 and $700,000 as of October 3, 1999. Additionally, the Company must generate earnings before income taxes, depreciation and amortization (EBITDA) of at least $362,000, $1,518,000 and $410,000 for the fiscal quarters ending March 28, 1999, June 27, 1999 and October 3, 1999, respectively. If these minimum levels are not maintained, any outstanding balances become payable upon demand of the lending institution. In order to maintain the minimum levels of tangible net worth and EBITDA through 1999, the Company needs to achieve operating results substantially consistent with its 1999 operating plan. The Company is in compliance with its financial covenants as of March 28, 1999.

                  On November 23, 1998, the Company entered into an amended credit agreement with its former primary lender. The agreement called for all borrowings over $3 million to be paid with proceeds from the $14 million refinancing described above. The remaining $3 million is payable in monthly principal installments of $36,000 beginning December 1, 1998. The note matures in November 2001 at which time any remaining principal balance is due. The note bears interest at 2% over the bank's prime rate and is subordinate to the $14 million credit agreement described above. The note is partially guaranteed by two individuals, both of whom are currently directors and one of whom is an officer of the Company.


Note 4.           Consignment Arrangements

                  The Company obtains vehicle chassis for modification from major vehicle manufacturers (AOEMs@) under the consignment and restricted sale agreements. These agreements generally provide that (i) the Company may not obtain certificates of origin or other evidence of ownership of chassis, (ii) modifications must conform to standards specified by the OEMs, and (iii) modifications typically are performed only after a sale has been negotiated with an OEM approved dealer. The Company generally ships converted chassis only after dealer acceptance has been approved by the OEM. The OEMs bill the dealer and provide warranty for the chassis.

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

                  At March 28, 1999, the Company had possession of chassis in the aggregate amount of $15.4 million (of which $5.0 million was over 90 days).


Note 5.  Tecstar

                  Tecstar is a joint venture company between Starcraft Corporation and an engineering firm located in Detroit, Michigan. Starcraft Corporation currently owns 51% of Tecstar, which will decline to 50% once certain financing obligations are terminated.

                  The purpose of Tecstar is to provide engineering, test validation and production services to manufacture second stage vehicles for the automotive OEM companies. The company's strategy is to set-up production facilities near OEM assembly plants and manufacture vehicles which are sold directly to the OEM. The vehicles are marketed by the OEM and are distributed through the OEM distribution channels. Tecstar, which was started in January 1998, currently has three vehicle programs with facilities beginning operations in Shreveport, Louisiana and Arlington, Texas.

                  Starcraft  Corporation  consolidated  Tecstar  into  its  1998 financial statements. In accordance with ARB#51, Starcraft Corporation recognized 100% of Tecstar's start-up loss during the year and will not show a minority interest until Tecstar achieves a cumulative net income. Should Tecstar realize future earnings, the Company will be credited for such earnings to the extent of losses attributable to the minority interest that were previously absorbed by the Company.

                  Starcraft Corporation is required to provide up to $2 million of financing to Tecstar. All significant joint venture actions require approval of both of its shareholders.

STARCRAFT CORPORATION


Note 6.           Earnings Per Share

                  The computation of earnings per share and earnings per share assuming dilution follows (in thousands, except per share amounts):

                                                        3 Months                      6 Months
                                           -------------------------------  --------------------------------
                                           March 28, 1999   March 29, 1998  March 28, 1999    March 29, 1998
                                           --------------   --------------  --------------    --------------
Earnings per share
    Net income (loss) available
     to common stockholders ...........        $   122        ($  821)        ($1,698)        ($1,958)
                                               =======        =======         =======         =======


     Weighted average common
     shares outstanding ...............          4,147          4,134           4,142           4,134
                                               =======        =======         =======         =======


EARNINGS (LOSS) PER SHARE .............        $  0.03        ($ 0.19)        ($ 0.41)        ($ 0.47)
                                               =======        =======         =======         =======


Earnings per share
    Assuming dilution

     Net income (loss) available
     to common stockholders ...........        $   122        ($  821)        ($1,698)        ($1,958)
                                               =======        =======         =======         =======

     Weighted average common
     shares outstanding ...............          4,147          4,134           4,142           4,134

     Add: Dilutive effects of
              assumed exercises:
                Incentive Stock Options            142
                Warrants ..............            140        (a)             (a)                 (a)
                                               -------        -------         -------         -------


     Weighted average common
     and dilutive potential common
     shares outstanding ...............          4,429          4,134           4,142           4,134
                                               =======        =======         =======         =======


EARNINGS PER SHARE
    ASSUMING DILUTION .................        $  0.03        ($ 0.19)        ($ 0.41)        ($ 0.47)
                                               =======        =======         =======         =======

                  (a) Calculation does not reflect the effect of the employee stock options outstanding since their effect is antidilutive.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS


STARCRAFT CORPORATION

================================================================================
                              RESULTS OF OPERATIONS
           Comparison of the three months ended March 28, 1999 (Second
               Quarter Fiscal Year 1999) to the three months ended
                March 29, 1998 (Second Quarter Fiscal Year 1998)

--------------------------------------------------------------------------------

Net Sales

Domestic sales increased 31.3% to $14.8 million in the second quarter of 1999. The start-up of the Tecstar operations primarily accounted for the increase. Domestic sales of the conversion vehicle division declined 14.2% compared to an industry increase of 2.4% as reported by the Recreational Vehicle Industry Association. The Company reduced its emphasis on entry level vehicle unit volume and is focusing on the higher-end of the conversion industry. The shuttle bus operation contributed $1.1 million of incremental sales in the 1999 quarter.

Export sales increased $649,000 to $3.8 million in the 1999 quarter primarily due to improved OEM chassis flow.


Gross Profit

Gross profit increased to $3.4 million (18.2% of sales) in the 1999 second quarter from $1.7 million (11.4% of sales) in the 1998 period. The increase in gross margin dollars and as a percent of sales is attributable to improved margin in the vehicle conversion division from cost reduction efforts and incremental margin from Tecstar sales.


Selling and promotion expense

Selling and promotion expense decreased approximately $190,000 to $1.1 million in the 1999 quarter compared to $1.3 million in fiscal 1998 primarily due to reduced sales commissions on the lower domestic conversion vehicle sales volume.


General and Administrative Expense

General and administrative expense increased approximately $873,000 to $1.9 million for the 1999 quarter from $1.0 million in fiscal 1998. The start-up of the Tecstar facilities accounted for $866,000 of the increase.


Interest Expense

Interest expense increased to approximately $323,000 in the fiscal 1999 second quarter from $203,000 in fiscal 1998 primarily due to higher borrowing levels from the Tecstar start-up investment.


Income Taxes

No income taxes were recorded in the 1999 quarter due to prior cumulative operating losses.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


STARCRAFT CORPORATION

================================================================================

                              RESULTS OF OPERATIONS
                Comparison of the six months ended March 28, 1999
                     to the six months ended March 29, 1998
--------------------------------------------------------------------------------

Net Sales

Domestic sales increased $5.0 million to $26.1 million in the fiscal 1999 period. The increase is primarily attributable to incremental sales generated by the new Tecstar operations. The Company's conversion vehicle sales declined 14.7% in the six month 1999 period, offset by $2.9 million increased sales from the shuttle bus business.


Gross Profit

Gross profit increased to $4.4 million (14.2% of sales) in the 1999 fiscal second quarter from $2.9 million (10.3% of sales) in the 1998 period. The increase is attributable to the incremental sales generated by Tecstar.


Selling and promotion expense

Selling and promotion expense decreased approximately $600,000 to $2.0 million in the 1999 quarter compared to $2.6 million in fiscal 1998. The reduction in dollars is due to lower domestic conversion vehicle sales volume.


General and Administrative Expense

General and administrative expense increased to $3.6 million for the 1999 quarter from $2.6 million in fiscal 1998. The increase is attributable to expenses incurred in the start-up of Tecstar.


Interest Expense

Interest expense increased by approximately $235,000 in the fiscal 1999 period. The increase is due to higher borrowing levels and higher interest rates on the bank credit line.


Income Taxes

No income taxes were recorded for either period as the Company does not have a tax credit carry-back to utilize.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


STARCRAFT CORPORATION
================================================================================

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

Tecstar completed the start-up of its Shreveport, Louisiana facility and began production shipments in November 1998. The Arlington, Texas facility began production in April 1999.

The Company has reviewed its information systems for compatibility with year 2000. It has plans in place to replace software deemed incompatible with year 2000 in a timely manner and does not anticipate any material adverse effect from year 2000 compatibility issues. The implementation strategy more fully described in the Company's 10-K is being executed as planned as of March 28, 1999.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)


STARCRAFT CORPORATION

================================================================================

LIQUIDITY AND CAPITAL RESOURCES

Operations generated $139,000 of cash in the first six months of fiscal 1999 compared to a usage of cash of $674,000 in the fiscal 1998 period. Trade receivables at March 28, 1999 are 28% higher than September 27, 1998 primarily due to the increased export business in the second quarter which has 45 day payment terms. The $4.8 million increase in inventory during the period is due to $2.9 million of inventory at the new Tecstar facilities and a $1.1 million increase in chassis inventory to accommodate the increased European business. Accounts payable significantly increased from September 27, 1998 due to the new Tecstar operations ($4.4 million), chassis ($1.1 million) and short-term financing on a commercial contract ($1.2 million).

Capital expenditures for the 1999 year-to-date were $666,000 primarily for start-up of the Tecstar plants.

The Company's use of cash for operations and investing activities was financed by bank debt. At the end of March 1999, bank debt was $12.0 million.

On October 30, 1998, the Company entered into a $14 million credit agreement with a lending institution. The agreement is subject to renewal in November 2001. Revolving advances under the agreement are limited to specified percentages of eligible receivables and inventories and are subject to a maximum limit of $9.2 million. The credit agreement also includes a $4.8 million term loan which is payable in monthly principal installments of $57,000 beginning December 1, 1998. The note matures in November 2001 at which time any remaining principal balance is due. The revolving borrowings bear interest of either 1/2% over prime or 3% over the Eurodollar rate. The term note bears interest at either 3/4% over prime or 3.5% over the Eurodollar rate. The borrowings are secured by substantially all of the Company's assets. There is a fee of .25% of the average unused portion of the maximum borrowing amount. Pursuant to the agreement, the company must, among other things, maintain a minimum level of tangible net worth of $(3,200,000) as of March 28, 1999, $(350,000) as of June 27, 1999 and $700,000 as of October 3, 1999. Additionally, the Company must generate earnings before income taxes, depreciation and amortization (EBITDA) of at least $362,000, $1,518,000 and $410,000 for the fiscal quarters ending March 28, 1999, June 27, 1999 and October 3, 1999, respectively. If these minimum levels are not maintained, any outstanding balances become payable upon demand of the lending institution. In order to maintain the minimum levels of tangible net worth and EBITDA through 1999, the Company needs to achieve operating results substantially consistent with its 1999 operating plan. The Company is in compliance with its financial covenants as of March 28, 1999.

On November 23, 1998, the Company entered into an amended credit agreement with its former primary lender. The agreement called for all borrowings over $3 million to be paid with proceeds from the $14 million refinancing described above. The remaining $3 million is payable in monthly principal installments of $36,000 beginning December 1, 1998. The note matures in November 2001 at which time any remaining principal balance is due. The note bears interest at 2% over the bank's prime rate and is subordinate to the $14 million credit agreement described above. The note is partially guaranteed by two individuals, both of whom are currently directors and one of whom is an officer of the Company.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

STARCRAFT CORPORATION

================================================================================


In addition to the availability of bank financing, the Company has restricted sales agreements with General Motors Acceptance Corporation, DaimlerChrysler Financial Corporation and Ford Motor Credit Company. Pursuant to these agreements, the Company obtains vehicle chassis from the OEM's for 90 days at nominal rates. If the Company fails to match a chassis with a dealer order within 90 days after delivery of the chassis to the Company, carrying charges increase to prime rate plus 1%.

The Company believes that future cashflows from operations, funds available under its bank revolving credit agreement, and the continued use of OEM financing arrangements to manage its chassis inventory will be sufficient to satisfy its anticipated operating needs and capital improvements for 1999.

The foregoing discussion contains forward looking statements regarding cost savings, adequacy of capital resources, seasonality and supply of, and demand for, the Company's products, and the prospects of Management's operating strategies, all of which are subject to a number of important factors which may cause the Company's projections to be materially inaccurate. Some of such factors are described in the Company's Form 10-K for the year ended September 27, 1998, under the subsection entitled ADiscussion of Forward-Looking Information@ which is incorporated herein by reference.

PART II. OTHER INFORMATION



       Item 4.    Submission of matters to a Vote of Security Holders

                  (a)       Business conducted:

                  1)  Election  of  Director  Nominee:
                                                       Votes Cast
                                                                      Broker
                                             For        Withheld    (Non-votes)
                      Allen H. Neuharth    4,000,293      8,345          0


                  2) Approval and Ratification of the appointment of Crowe, Chizek and Company LLP as auditors for the Company for the fiscal year ending October 3, 1999:

                                                       Votes Cast
                                                                      Broker
                                             For        Withheld    (Non-votes)

                                          3,991,618      16,220          0


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


                                           STARCRAFT CORPORATION
                                                (Registrant)



May 7, 1999                             By:/s/  Kelly L. Rose
                                           -----------------------
                                           Kelly L. Rose
                                           Chairman of the Board and
                                           Chief Executive Officer




                                        By:/s/ Michael H. Schoeffler
                                           -----------------------
                                           Michael H. Schoeffler
                                           President and Chief Financial Officer