Form 10-Q
period 1999-06-27
STARCRAFT CORP /IN/
filed 1999-08-11
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the quarter ended June 27, 1999

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

                           Yes  [x]           No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 6, 1999 - 4,176,928 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                              June 27, 1999
Form 10-Q



                                    - INDEX -



PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements

         Balance Sheets - June 27, 1999 (Unaudited)                            1
         and September 27, 1998 (Audited)

         Statements of Operations (Unaudited) for the three month              2
         periods ended June 27, 1999 and June 28, 1998 and the nine month periods ended June 27, 1999 and June 28, 1998

         Statements  of Cash  Flow  (Unaudited)  for the  nine  month          3
         periods ended June 27, 1999 and June 28, 1998

         Notes to Financial Statements                                       4-7

Item 2.  Management's Discussion and Analysis                               8-12


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     13


SIGNATURES                                                                    14

PART I          FINANCIAL INFORMATION

Item 1.       Financial Statements

STARCRAFT CORPORATION

BALANCE SHEETS                                       June 27, 1999      September 27, 1998
                                                     -------------      ------------------
ASSETS                                                       (Dollars in Thousands)
Current Assets
Cash and cash equivalents ..........................   $    611                $  1,369
Trade receivables, less allowance for
          doubtful accounts of $40 for 1999and1998 .     10,264                   6,160
     Manufacturers' rebates receivable .............        402                     569
     Recoverable income tax ........................          0                     417
     Inventories ...................................     18,609                  10,857
Other ..............................................        867                     401
                                                       --------                --------
Total current assets ...............................     30,753                  19,773
Property and Equipment
     Land, buildings, and improvements .............      6,256                   5,927
     Machinery and equipment .......................      6,606                   6,224
                                                       --------                --------
                                                         12,862                  12,151
Less accumulated depreciation ......................      5,060                   4,305
                                                       --------                --------
                                                          7,802                   7,846

Goodwill, at amortized cost ........................   $  1,282                $  1,355
Other assets .......................................        593                      41
                                                       --------                --------
                                                       $ 40,430                $ 29,015
                                                       ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturity of long-term debt ............   $  1,023                $  1,023
Accounts payable, trade ............................     17,549                   8,244
     Accrued expenses:
         Warranty ..................................      1,715                   1,766
         Compensation and related expenses .........        334                     322
         Taxes .....................................        705                     971
         Other .....................................      1,294                   2,045
                                                       --------                --------
Total current liabilities ..........................     22,620                  14,371
Long Term Debt .....................................     13,346                  10,777
Minority Interest in Equity of Subsidiary ..........        677                     -0-
Deferred Income Taxes ..............................        331                     331
Shareholders' Equity
Preferred Stock, no par value;
         authorized but unissued
         2,000,000 shares
Common Stock, no par value;
          10,000,000 shares authorized
          4,177,000 shares issued as of June 27,1999
          and 4,133,600 as of September 27,1998 ....     14,144                  14,016
     Additional paid-in capital ....................      1,008                   1,008
     Retained earnings deficit .....................    (11,696)                (11,488)
                                                       --------                --------
          Total shareholders' equity ...............      3,456                   3,536
                                                       --------                --------
                                                       $ 40,430                $ 29,015
                                                       ========                ========

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

STARCRAFT CORPORATION


STATEMENTS OF OPERATIONS
                                                      3 Months Ended                 9 Months Ended
                                               -----------------------------  -----------------------------
                                               June 27, 1999   June 28, 1998  June 27, 1999   June 28, 1998
                                               -------------   -------------  -------------   -------------
                                                    (Dollars in thousands, except per share amounts)
Net Sales
     Domestic .............................      $ 26,092       $ 10,079          $ 52,216       $ 31,157
     Export ...............................         2,020          1,741             6,669          8,546
                                                 --------       --------          --------       --------
                                                   28,112         11,820            58,885         39,703

Cost of Goods Sold ........................        22,385         10,964            48,802         35,986
                                                 --------       --------          --------       --------
     Gross profit .........................         5,727            856            10,083          3,717

Operating Expenses
     Selling and promotion ................         1,258            982             3,211          3,537
     General and administrative ...........         2,022            886             5,572          2,837
                                                 --------       --------          --------       --------
                                                    3,280          1,868             8,783          6,374
                                                 --------       --------          --------       --------

Operating Income (Loss) ...................         2,447         (1,012)            1,300         (2,657)


Nonoperating (Expense) Income
     Interest expense .....................          (310)          (197)             (920)          (572)
     Other income (expense) net ...........            30            (72)               89            (10)
                                                 --------       --------          --------       --------
                                                     (280)          (269)             (831)          (582)
                                                 --------       --------          --------       --------

     Income(Loss) Before Income Taxes .....         2,167         (1,281)              469         (3,239)

     Income Taxes .........................             0              0                 0              0
                                                 --------       --------          --------       --------

     Income (loss) before minority interest         2,167         (1,281)              469         (3,239)

     Minority interest in income
            of subsidiary .................           677              0               677              0
                                                 --------       --------          --------       --------

NET INCOME (LOSS) .........................      $  1,490       $ (1,281)         $   (208)      $ (3,239)
                                                 ========       ========          ========       ========

EARNINGS (LOSS) PER SHARE .................      $   0.36       $  (0.31)         $  (0.05)      $  (0.78)
                                                 ========       ========          ========       ========

EARNINGS (LOSS) PER SHARE
       ASSUMING DILUTION ..................      $   0.33       $  (0.31)         $  (0.05)      $  (0.78)
                                                 ========       ========          ========       ========

PART I            FINANCIAL INFORMATION

Item 1.       Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF CASH FLOW

                                                  9 Months Ended
                                          ------------------------------
                                          June 27, 1999    June 28, 1998
                                          -------------    -------------
                                              (Dollars in Thousands)

Operating Activities
Net Income (Loss) ....................      $  (208)          $(3,239)
Adjustments to reconcile net loss to
        net cash provided by operating
        activities:
  Depreciation and amortization ......          929               780
  Minority interest in
    Equity of Subsidiary .............          677                 0
  Change in operating
    assets and liabilities:
      Receivables ....................       (3,520)            2,484
      Inventories ....................       (7,752)           (6,422)
      Other ..........................         (466)             (152)
      Accounts payable ...............        9,305             4,738
      Accrued expenses ...............       (1,056)           (1,380)
                                            -------           -------
Net Cash from
   operating activities ..............       (2,091)           (3,191)

Investing Activities
   Purchase of property and equipment.         (854)             (517)
   Other .............................         (510)               41
                                            -------           -------
Net cash from
   investing  activities .............       (1,364)             (476)

Financing activities
   Borrowings on credit agreements....        8,233             8,804
   Repayments on credit agreements....       (5,014)           (5,500)
   Payments on long-term debt ........         (650)                0
   Issuance of Common Stock ..........          128                 0
                                            -------           -------
         Net cash from financing
            activities ...............        2,697             3,304
Decrease in Cash and Cash
   Equivalents .......................         (758)             (363)
Cash and cash equivalents at
   beginning of period ...............        1,369               608
                                            -------           -------
Cash and cash equivalents at
   end of period .....................      $   611           $   245
                                            =======           =======

NOTES TO FINANCIAL STATEMENTS
STARCRAFT CORPORATION

June 27, 1999



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

          In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three month and nine month periods ended June 27, 1999 and June 28, 1998. The results of operations for the nine months ended June 27, 1999 are not necessarily indicative of the results which may be expected for the year ending October 3, 1999.

Note 2.  Inventories

          The composition of inventories is as follows (dollars in thousands):

                                     June 27, 1999         September 27, 1998
          Raw Materials ............     $10,770               $ 4,631
          Raw Chassis ..............       4,074                 2,006
          Work in Process...........       2,078                 2,584
          Finished Goods............       1,687                 1,636
                                         -------               -------
                                         $18,609               $10,857
                                         =======               =======

STARCRAFT CORPORATION



Note 3.  Long-Term Debt

          On October 30, 1998, the Company entered into a $14 million credit agreement with a lending institution. The agreement is subject to renewal in November 2001. Revolving advances under the agreement are limited to specified percentages of eligible receivables and inventories and are subject to a maximum limit of $9.2 million. The credit agreement also includes a $4.8 million term loan which is payable in monthly principal installments of $57,000 beginning December 1, 1998. The note matures in November 2001 at which time any remaining principal balance is due. The revolving borrowings bear interest of either 1/2% over prime or 3% over the Eurodollar rate. The term note bears interest at either 3/4% over prime or 3.5% over the Eurodollar rate. The borrowings are secured by substantially all of the Company's assets. There is a fee of .25% of the average unused portion of the maximum borrowing amount. Pursuant to the agreement, the company must, among other things, maintain a minimum level of tangible net worth of $(350,000) as of June 27, 1999 and $700,000 as of October 3, 1999. Additionally, the Company must generate earnings before income taxes, depreciation and amortization (EBITDA) of at least $1,518,000 and $410,000 for the fiscal quarters ending June 27, 1999 and October 3, 1999, respectively. If these minimum levels are not maintained, any outstanding balances become payable upon demand of the lending institution. In order to maintain the minimum levels of tangible net worth and EBITDA through 1999, the Company needs to achieve operating results substantially consistent with its 1999 operating plan. The Company is in compliance with its financial covenants as of June 27, 1999.

          On November 23, 1998, the Company entered into an amended credit agreement with its former primary lender. The agreement called for all borrowings over $3 million to be paid is payable in monthly principal installments of $36,000 beginning December 1, 1998. The note matures in November 2001 at which time any remaining principal balance is due. The note bears interest at 2% over the bank's prime rate and is subordinate to the $14 million credit agreement described above. The note is partially guaranteed by two individuals, both of whom are currently directors and one of whom is an officer of the Company.


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

          At June 27, 1999, the Company had possession of chassis in the aggregate amount of $21.0 million (of which $2.1 million was over 90 days).


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

          Starcraft Corporation consolidated Tecstar into its 1998 financial statements. In accordance with ARB#51, Starcraft Corporation recognized 100% of Tecstar's start-up loss during the year. As Tecstar became cumulatively profitable in the quarter ended June 27, 1999, the Company recorded minority interest in equity of subsidiary.

          Starcraft Corporation is required to provide up to $2 million of financing to Tecstar. All significant joint venture actions require approval of both Starcraft and the engineering firm.

STARCRAFT CORPORATION



Note 6.  Earnings Per Share

          The computation of earnings per share and earnings per share assuming dilution follows (in thousands, except per share amounts):

                                                  3 Months                                9 Months
                                        ------------------------------        --------------------------------

                                        June 27, 1999    June 28, 1998        June 27, 1999      June 28, 1998
                                        -------------    -------------        -------------      -------------
Earnings per share
    Net income (loss) available
     to common stockholders               $ 1,490            ($1,281)            ($   208)            ($3,239)
                                          =======            =======             ========             =======

     Weighted average common
     shares outstanding                     4,173              4,134                4,152               4,134
                                          =======            =======             ========             =======


EARNINGS (LOSS) PER SHARE                 $  0.36            ($ 0.31)            ($  0.05)            ($ 0.78)
                                          =======            =======             ========             =======


Earnings per share
    Assuming dilution

     Net income (loss) available
     to common stockholders               $ 1,490            ($1,281)            ($   208)            ($3,239)
                                          =======            =======             ========             =======


     Weighted average common
     shares outstanding                     4,173              4,134                4,152               4,134

     Add: Dilutive effects of
              assumed exercises:
             Incentive Stock Options          180
             Warrants                         177            (a)                 (a)                      (a)
                                          -------            -------             --------             -------


     Weighted average common
     and dilutive potential common
     shares outstanding                     4,530              4,134                4,152               4,134
                                          =======            =======             ========             =======


EARNINGS PER SHARE
    ASSUMING DILUTION                     $  0.33            ($ 0.31)            ($  0.05)            ($ 0.78)
                                          =======            =======             ========             =======

     (a) Calculation does not reflect the effect of the employee stock options and warrants outstanding since their effect is antidilutive.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

STARCRAFT CORPORATION

================================================================================

                              RESULTS OF OPERATIONS
            Comparison of the three months ended June 27, 1999 (Third
               Quarter Fiscal Year 1999) to the three months ended
                 June 28, 1998 (Third Quarter Fiscal Year 1998)

--------------------------------------------------------------------------------


Net Sales

Domestic sales increased 159% to $26.0 million in the third quarter of 1999. The start-up of the Tecstar operations accounted for $10.4 million of the increase. Domestic sales of the conversion vehicle division increased 37.5% compared to an industry increase of 5.3% as reported by the Recreational Vehicle Industry Association. The 1998 quarter was adversely impacted by production constraints from shortages of key raw material parts. The shuttle bus operation contributed $1.8 million of incremental sales in the 1999 quarter.

Export sales increased $279,000 to $2.0 million in the 1999 quarter primarily due to improved OEM chassis flow.


Gross Profit

Gross profit increased to $5.7 million (20.4% of sales) in the 1999 third quarter from $900,000 (7.2% of sales) in the 1998 period. The increase in gross margin dollars and as a percent of sales is attributable to improved margin in the vehicle conversion division from cost reduction efforts and incremental margin from Tecstar sales.


Selling and promotion expense

Selling and promotion expense increased approximately $276,000 to $1.3 million in the 1999 quarter compared to $1.0 million in fiscal 1998 primarily due to increased sales commissions on the higher domestic conversion vehicle sales volume.


General and Administrative Expense

General and administrative expense increased approximately $1.1 million to $2.0 million for the 1999 quarter from $900,000 in fiscal 1998. The start-up of the Tecstar facilities accounted for $826,000 of the increase.


Interest Expense

Interest expense increased to $310,000 in the fiscal 1999 third quarter from $197,000 in fiscal 1998 primarily due to higher borrowing levels from the Tecstar start-up investment and higher interest rates under the new lending facility.


Income Taxes

No income taxes were recorded for either period as the Company does not have a tax credit carry-back to utilize.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

STARCRAFT CORPORATION

================================================================================

                              RESULTS OF OPERATIONS
                Comparison of the nine months ended June 27, 1999
                     to the nine months ended June 28, 1998

--------------------------------------------------------------------------------

Net Sales

Domestic sales increased 67.6 % to $52.2 million in the fiscal 1999 period. The increase is primarily attributable to incremental sales generated by the new Tecstar operations. The Company's conversion vehicle sales increased 2.0% in the nine month 1999 period and sales from the shuttle bus business increased $4.7 million.


Gross Profit

Gross profit increased to $10.1 million (17.1% of sales) in the 1999 fiscal second quarter from $3.7 million (9.4% of sales) in the 1998 period. The increase is attributable to the incremental sales generated by Tecstar and cost reductions implemented in the conversion vehicle business.


Selling and promotion expense

Selling and promotion expense decreased approximately $300,000 to $3.2 million in the 1999 period compared to $3.5 million in fiscal 1998. The reduction in dollars is due to reduced advertising spending and less fixed sales person salaries from prior year cost reduction efforts.


General and Administrative Expense

General and administrative expense increased to $5.6 million for the 1999 period from $2.8 million in fiscal 1998. The increase is primarily attributable to expenses incurred in the start-up of Tecstar.


Interest Expense

Interest expense increased by approximately $348,000 in the fiscal 1999 period. The increase is due to higher borrowing levels and higher interest rates on the bank credit lines.


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

Sales of the conversion vehicle market have significantly declined over the past few years. Conversion inventory on dealer lots has decreased for the entire industry relative to prior year levels. The Company believes dealers are stocking fewer conversion products because of the growing availability of additional vehicle models such as sport utility vehicles and factory minivans and a general concern by dealers of the future of the conversion industry. The OEM's have recently increased their advertising support and dealer training efforts to support vehicle conversion products.

The Company plans to continue to diversify its products and markets in an effort to stabilize sales. The vehicle conversion business will continue to be the core business of the Company, as additional strategies have been implemented in an attempt to reduce the cyclicality and seasonality of the Company's sales. In 1998 the Company started Tecstar, a joint venture to supply conversion vehicles directly to the OEM's, and entered the commercial shuttle bus business as a start to its diversification strategy.

Tecstar completed the start-up of its Shreveport, Louisiana facility and began production shipments in November 1998. Tecstar's Arlington, Texas facility began production in April 1999.

The Company has reviewed its information systems for compatibility with year 2000. It has plans in place to replace software deemed incompatible with year 2000 in a timely manner and does not anticipate any material adverse effect from year 2000 compatibility issues. The implementation strategy more fully described in the Company's 10-K is being executed as planned as of June 27, 1999.

STARCRAFT CORPORATION

================================================================================


LIQUIDITY AND CAPITAL RESOURCES

Operations used $2.1 million of cash in the first nine months of fiscal 1999 compared to a usage of cash of $3.2 million in the fiscal 1998 period. Trade receivables at June 27, 1999 are 67% higher than September 27, 1998 primarily due to incremental Tecstar business. The $7.8 million increase in inventory during the period is due to $4.1 million of inventory at the new Tecstar facilities and a $2.1 million increase in chassis inventory to accommodate increased export business. Accounts payable significantly increased from September 27, 1998 due to the new Tecstar operations ($5.3 million), chassis ($2.1 million) and short-term financing on a commercial contract ($1.2 million).

Capital expenditures for the 1999 year-to-date period were $854,000 primarily for start-up of the Tecstar plants.

The Company's use of cash for operations and investing activities was financed by bank debt. At the end of June 1999, bank debt was $14.4 million.

On October 30, 1998, the Company entered into a $14 million credit agreement with a lending institution. The agreement is subject to renewal in November 2001. Revolving advances under the agreement are limited to specified percentages of eligible receivables and inventories and are subject to a maximum limit of $9.2 million. The credit agreement also includes a $4.8 million term loan which is payable in monthly principal installments of $57,000 beginning December 1, 1998. The note matures in November 2001 at which time any remaining principal balance is due. The revolving borrowings bear interest of either 1/2% over prime or 3% over the Eurodollar rate. The term note bears interest at either 3/4% over prime or 3.5% over the Eurodollar rate. The borrowings are secured by substantially all of the Company's assets. There is a fee of .25% of the average unused portion of the maximum borrowing amount. Pursuant to the agreement, the company must, among other things, maintain a minimum level of tangible net worth of $(350,000) as of June 27, 1999 and $700,000 as of October 3, 1999. Additionally, the Company must generate earnings before income taxes, depreciation and amortization (EBITDA) of at least $1,518,000 and $410,000 for the fiscal quarters ending June 27, 1999 and October 3, 1999, respectively. If these minimum levels are not maintained, any outstanding balances become payable upon demand of the lending institution. In order to maintain the minimum levels of tangible net worth and EBITDA through 1999, the Company needs to achieve operating results substantially consistent with its 1999 operating plan. The Company is in compliance with its financial covenants as of June 27, 1999.

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

The Company believes that future cashflows from operations, funds available under its bank revolving credit agreements, and the continued use of OEM financing arrangements to manage its chassis inventory will be sufficient to satisfy its anticipated operating needs and capital improvements for fiscal 1999.

On June 23, 1999, the Company was placed on a conditional listing for the Nasdaq Small Cap Market as it continued to work to meet the Market's net tangible asset requirements. The terms of the conditional listing establish dates by which Starcraft must achieve certain net tangible asset or profitability levels and by which reports establishing compliance with the exception must be provided to Nasdaq and filed with the SEC. The first such report was provided to Nasdaq by July 21, 1999 and the latest report relates to the Company's 10-K for fiscal 1999 to be filed by December 31, 1999. The conditional listing will expire on December 31, 1999. The Company meets the terms of the conditional listing as of the date of this report. If the Company meets the Nasdaq listing requirements, it will continue to be listed on the Nasdaq Small Cap Market. The Company expects that it will meet these conditions, although it can provide no assurance to that effect. If at some future date the company's securities should cease to be listed on the Nasdaq Small Cap Market, they may continue to be listed on the OTC-Bulletin Board.

The foregoing discussion contains forward looking statements regarding cost savings, adequacy of capital resources, seasonality and supply of, and demand for, the Company's products, the prospects of Management's operating strategies, and the likelihood of maintaining compliance with Nasdaq listing standards, all of which are subject to a number of important factors which may cause the Company's projections to be materially inaccurate. Some of such factors are described in the Company's Form 10-K for the year ended September 27, 1998, under the subsection entitled "Discussion of Forward-Looking Information" which is incorporated herein by reference.

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




                                          STARCRAFT CORPORATION
                                              (Registrant)



August 10, 1999                   By:     /s/       Kelly L. Rose
                                          --------------------------------------
                                          Kelly L. Rose
                                          Chairman of the Board and
                                          Chief Executive Officer




                                  By:     /s/       Michael H. Schoeffler
                                          --------------------------------------
                                          Michael H. Schoeffler
                                          President and Chief Financial Officer