Form 10-K405
period 1999-10-03
STARCRAFT CORP /IN/
filed 1999-12-23
CIK 906473

United States

                       Securities and Exchange Commission
                             Washington, D. C. 20547

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 3, 1999.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________to _________.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the issuer's voting stock held by non-affiliates, as of December 21, 1999, was $18,627,648.

The number of shares of the Registrant's Common stock, without par value, outstanding as of December 22, 1999, was 4,199,928 shares.


                                    1 of 22

                              STARCRAFT CORPORATION
                                    Form 10-K
                                      Index

                                     PART 1

Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.  Selected Financial Data
Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
Item 8.  Financial Statements and Supplementary Data
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on form 8-K.

Signatures



                                    2 of 22

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Starcraft  Corporation (the "Company"),  an Indiana corporation founded in 1990,
is  a  manufacturer  of  second-stage,   custom  vehicles  including  conversion
vehicles, commercial buses and OEM Automotive Supply.


BACKGROUND

Starcraft traces its history to 1903 when Star Tank Company was founded in Goshen, Indiana as a maker of metal farm equipment. Over the course of the century the Company's predecessor became a leading manufacturer of aluminum boats and recreational vehicles and, in the late 1970's, led the automotive conversion industry by producing luxury van conversions for middle and upper income consumers. In 1987, the predecessor's management completed a leveraged buyout and, in 1988, sold the boat manufacturing business. On January 18, 1991, the Company purchased the assets of the automotive and recreational vehicle divisions, and simultaneously sold the recreational vehicle division to a third party.

In July 1994, the Company acquired substantially all of the assets of Imperial Industries, Inc., another conversion vehicle manufacturer. In February 1997, the Company purchased the assets of National Mobility Corporation in Elkhart, Indiana, a manufacturer of vehicles for the mobility impaired. In October 1997, the Company started an OEM automotive supply business with a partner. The primary purpose of this business is to supply conversion vehicles directly to the Big 3 automakers. In February 1998, the Company started manufacturing and marketing commercial shuttle buses.

The Company became a public company in July 1993 and its shares are currently trading on the NASDAQ Small Cap Market.

SEGMENTS

The following table sets forth for the three years ended October 3, 1999, the net sales and operating profit for the Company's operating segments, in thousands,

                                                       Net Sales
                                          -----------------------------------
                                           1999          1998          1997
                                          -------       -------       -------
Conversion vehicle products               $56,804       $53,092       $72,282
OEM automotive supply                      32,700             0             0
                                          -------       -------       -------
         Total                            $89,504       $53,092       $72,282
                                          =======       =======       =======



                                                   Operating Profit*
                                          --------------------------------------
                                            1999          1998           1997
                                          --------      --------       --------
Conversion vehicle products               $    271      $ (3,199)      $(11,616)
OEM automotive supply                        3,240          (488)             0
                                          --------      --------       --------
         Total                            $  3,511      $ (3,687)      $(11,616)
                                          ========      ========       ========


*Amounts are before general corporate expenses and after minority interest.


                                    3 of 22

CONVERSION VEHICLE PRODUCTS

The Company manufactures conversion vehicles on a variety of GMC Truck, Chevrolet, Ford and Dodge ("OEM") chassis. Conversion vehicles include conversion vans, pickup trucks and sport utility vehicles ("Conversion Vans"), vehicles for the mobility impaired and commercial buses.

The Company receives chassis directly from the OEM's which generally have no seats, floor covering or other interior components. The Company modifies the exterior and interior of the chassis by adding seats, carpeting, electronics, running boards and other items that enhance passenger comfort and safety. Conversion vehicles are sold and distributed through OEM automobile dealers, or in the case of commercial buses, through independent commercial bus dealers.

A summary of sales by chassis type follows (000's):

                                    1999       1998       1997
                                   -------    -------    -------
         Fullsize vans             $36,463    $34,442    $41,131
         Minivans                    8,188     11,951     16,882
         Sport utility vehicles      1,528      1,566      2,630
         Pickup trucks                 103        747      7,341
         Commercial buses            6,839      1,199          0
         Parts                       3,683      3,187      4,298
                                   -------    -------    -------
                                   $56,804    $53,092    $72,282
                                   =======    =======    =======

Conversion Vans

The Company sells Conversion Vans to approximately 400 automobile dealers throughout the continental U.S. and internationally. The product is sold through a network of regional exclusive sales representatives and associate representatives. Each of its U.S. dealers is an authorized dealer for General Motors, Ford or Chrysler and most sell and service a full complement of cars, sport utility vehicles and vans. During the past two years, the geographic areas of the U.S. where the company's sales have been strongest include the Great Lakes region (i.e., Illinois, Indiana, Michigan, New York, Ohio, Pennsylvania, and Wisconsin), and Oklahoma and Texas.

The Company exports Conversion Vans to 17 countries around the world and employs an international department which is exclusively responsible for the development of such sales. International sales fluctuate from country to country and over time depending on import taxes and tariffs and fluctuations in currency exchange rates as well as local economic conditions. Starcraft's primary overseas markets are Japan and northern Europe. The increase in the value of U.S. currency and turmoil in Asian financial markets have negatively impacted the company's international sales over the last few years.

The Company believes the Starcraft name has a long-standing reputation in the conversion van industry for high quality and innovation.

The Company maintains two primary brands of Conversion Vans. The Starcraft line features high-end, luxury custom vehicles while the Imperial brand competes in the entry level segment of the market. Typical manufacturer suggested retail price (MSRP) to the retail consumer, including the chassis, from the automotive dealer generally ranges from $34,000 to $52,000 for the Starcraft line and $24,000 to $39,000 for the Imperial line. Retail mark-ups vary widely among automotive dealers and are not within the Company's control.

The Company's Conversion Van sales do not include the cost of the chassis (see Chassis and Other Suppliers). The Company's average conversion van sales price to the dealer was $6,930, $6,250, and $6,140 in 1999, 1998 and 1997,
respectively.

According to the recreational Vehicle Industry Association, domestic Van Conversion products sold by manufacturers during the three preceding fiscal years are as follows:

                                  1999        1998         1997
                                -------     -------      ---------
      Industry unit sales       156,400     148,700        194,800
      Change from prior year        5.2%      (23.7%)        (14.6%)


                                    4 of 22

RVIA statistics are based on reports of its member manufacturers and its estimates with respect to non-member manufacturers. The Company believes RVIA members produce 85% - 90% of conversion vehicles sold in the United States.

The domestic vehicle conversion industry has declined steadily over the last several years with a stabilization in 1999. The Company believes that the increased popularity of sport utility vehicles and factory minivans, price pressure from higher chassis costs, lower levels of conversion inventory being held on dealer lots and fewer automotive dealers selling conversion products have adversely impacted the market. The Company believes that the changing level of dealer support is due to the growing availability of additional vehicle models to stock on dealer retail lots such as sport utility vehicles and a general concern by dealers about the future of the conversion van industry.

The United States conversion vehicle market is very competitive with four principal national manufacturers and numerous local and regional manufacturers, many of which are relatively small companies serving local dealers. The Company estimates it has approximately 54 competitors in the Conversion Van business. The Company believes it is one of the four largest van conversion companies in the United States. The others are Glaval Inc., Mark III Industries, Inc. and Explorer Van Company. The Company believes the number of competitors will decline as increased quality, financial and engineering standards are imposed by the OEMs.

The Company is the leading exporter of Conversion Vans. Of the Company's 1999 export sales of $8.1 million, 44% and 49% of export sales were to Europe and Japan, respectively. The Company utilizes various distributors throughout Europe and one distributor in Japan to sell its products. In international markets, the Company competes with numerous foreign manufacturers that produce vehicles comparable to converted vans, although Conversion Vans such as the Company's tend not to be widely produced within its foreign markets.

The increase in the U.S. dollar currency rate has put significant pressure on the Company's export sales. In addition, the continuing turmoil in the Asian financial markets and economies have negatively impacted the demand for the Company's products. The Company continues to redesign products to maintain unique products in the marketplace and increase value for price to keep products competitive internationally. In addition, the Company is targeting several new international markets to develop, including South America.

The Company will continue to focus on core van conversion products and, through aggressive marketing and promotion, will seek to expand U.S. sales of conversion vans. While Starcraft product lines will continue to emphasize upscale custom van conversions, Imperial will continue a complementary emphasis on mid- and low-price point conversion packages. The Company will continue to seek to further differentiate its Starcraft lines from its competition by emphasizing total value and quality versus unit price. By offering both the Starcraft and Imperial product lines, the Company is able to offer dealers a full price range of conversion vehicles from a single manufacturer. In 1997, the Company established a telemarketing division which has effectively penetrated larger territories and targeted new dealers.

The Company will continue to focus on innovative product development to enhance customer appeal and vehicle quality and safety. The Company will continue to seek to differentiate itself from its competition by virtue of the resources it devotes to training dealer personnel in selling, product knowledge, service and compliance. Starcraft utilizes a specially equipped service van, videos, manuals, other visual aids, as well as classroom instruction at its main facility and at dealer locations throughout the country. The Company maintains a strong customer service area which includes warranty claims and approval, parts ordering and processing and customer information. The Company maintains records of Starcraft units sold as far back as 1978 and Imperial maintains records back to 1991, which was the inception of the predecessor company, Imperial Industries, Inc.

Although the Company's conversions of sport utility vehicles and pickup trucks have proven to be a popular line of products, the significant increase in the number of models and the chassis availability of these products at automobile dealerships have reduced the demand for conversions of these products. Many of the OEM sport utility models now have options that were historically supplied by the conversion industry. As a result, the Company believes its overall sales of sport utility vehicles and pickup truck conversions will continue, but not have significant growth. The Company will focus on select models and OEMs where it feels it can continue to offer a unique product at a competitive price point.

The Company historically provided a three-year, 36,000 mile limited warranty on its conversions. In 1997, the Starcraft products began offering a 5-year, 60,000 mile warranty on certain of its Starcraft products. The OEMs provide their own standard warranties of the chassis and engine. At the time of sale of its


                                    5 of 22
product, the Company estimates the costs to be incurred for product warranties and establishes reserves for warranty claims. The Company believes that such reserves will adequately cover any such warranty claims. The Company provides complete owners' manuals to retail customers covering the conversion package as well as parts, warranty and service manuals for dealers. The Company keeps a record of the paint, upholstery and styles included in each vehicle conversion so that, when necessary, it can re-create matching replacement parts.

At October 3, 1999, the Company had a backlog of 396 unit orders compared with a backlog of 441 unit orders at September 27, 1998. The backlog declined slightly from prior year levels due to timing of certain international orders. The Company considers such orders to be reasonably firm. All of the Company's products are subject to certain seasonal sales influences and sales tend to be stronger during March through July. The Company uses off-season sales promotions to market its products with a view to reducing seasonal swings in sales.

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

Vehicles For The Mobility Impaired

In 1997, the Company purchased National Mobility Corporation which modifies OEM chassis so that they may be accessed by the mobility impaired. Primary products are low-floor minivans with ramps and fullsize vans with wheelchair lifts. In 1999, 6.1% of the Company's conversion vehicle products sales were attributable to this product line.

Currently, National Mobility primarily sells its products to government units (state and local) and commercial enterprises such as taxi cab and paratransit companies.

The Company believes the mobility impaired vehicle market is a growing segment. By utilizing the Company's Conversion Van reputation and distribution systems, the Company believes it can more effectively penetrate the retail market.

Commercial Buses

In 1998 the Company began manufacturing shuttle buses ranging in length from 20 to 28 feet with seating capacity for 14 to 29 passengers. Buses are offered with a choice of interior and exterior storage areas, wheel-chair lifts, diesel and gasoline engines, and various seat types, arrangements and coverings. The buses are marketed under the Starcraft trade name and are primarily marketed to churches, nursing homes and hotel resorts through independent commercial bus dealers.

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



                                    6 of 22

Chassis and Other Suppliers

Approximately 47%, 24% and 29% of the Company's domestic Conversion Vehicle units in 1999 were manufactured on General Motors, Dodge and Ford ("OEM") chassis, respectively. All of the Company's export sales are currently associated with General Motors product.

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


                                    7 of 22

The following table sets forth for the periods indicated the number of chassis received by the Company under its restricted sales contracts with the OEM's and the dollar value thereof, and, as of the end of such periods, the number of chassis held over 90 days and the dollar value thereof.

                                                         Year Ended
                                                     (Dollars in thousands)
                                        Oct. 3, 1999    Sept. 27, 1998   Sept. 28, 1997
---------------------------------------------------------------------------------------
Chassis Received                             7,060             7,132            10,687
Value of Chassis Received                 $141,200          $142,640          $213,740
Chassis Over 90 Days at period end              97               148               433
Value of Chassis Held Over 90 Days        $  1,940          $  2,960          $  8,660



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

The Company is dependent upon the OEMs to supply its requirements for vehicle chassis. Labor stoppages, supply shortages and a variety of other factors that influence OEM production can affect the availability or timely delivery of vehicle chassis to the Company. In 1998 chassis availability was adversely impacted late in the fiscal year due to a labor stoppage at General Motors. The Company estimates that sales were adversely impacted by $1.5 million due to chassis shortages in 1998. Chassis availability was generally good in 1999.

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

The export of completed vehicles to unauthorized foreign dealers has been a significant issue in the conversion industry in recent years. In the past, some automotive dealers have sold vehicles to brokers who, in turn, have sold them to unauthorized dealers overseas. The OEM financing subsidiaries have indicated an intention to penalize or terminate financing arrangements with any firm deemed responsible for unauthorized exports. The Company makes an effort to assure itself that none of its vehicles are exported in an unauthorized manner including obtaining written assurances from certain dealers. The Company has no control over the eventual disposition of its vehicles by dealers, however, so it
cannot  eliminate  the  possibility  of  unauthorized   export.




                                    8 of 22

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

Manufacturing

All Conversion Vehicle products are manufactured in the Goshen, Indiana plant.

Primary components of the vehicle are purchased from outside suppliers, except seats which are assembled in the Goshen facility. The principal raw materials used in the manufacturing process are fabric, fiberglass, steel, aluminum, plywood and plastic. The Company's products are generally produced to firm orders and are designed and engineered by the company.

As the Van Conversion market declined over the last several years, the Company consolidated its existing manufacturing facilities.

In November 1999, the Company relocated its Emma seating manufacturing operation into the Goshen facility.

In June 1997 the Company closed its McGregor, Texas manufacturing facility and sold certain assets of the business. The Company recorded a $260,000 net restructure charge in the third quarter of fiscal year 1997. The Company realized savings from the closure of the Texas facility which lost $1.3 million pretax in 1997. The consolidation efforts were a result of the Company's belief that the conversion industry will remain at current lower levels and the elimination of excess production capacity was critical to returning to profitability. In December 1996 the Company consolidated its Imperial Automotive Group manufacturing operation into Starcraft Automotive Group's manufacturing complex in Goshen, Indiana. The consolidation was designed to reduce excess production capacity, personnel count and fixed overhead expenses. The Company recorded a $750,000 restructure charge in the first quarter of fiscal year 1997. All restructuring charges were utilized in 1998 and 1997. No restructuring charges were reversed into income. The Company estimates it realized annual overhead expense reductions of approximately $1.0 million from reduced facility and personnel costs during 1998 relative to 1997.

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



                                    9 of 22

OEM AUTOMOTIVE SUPPLY

In 1998, the Company started a new operation with a partner (the "LLC") to supply conversion vehicle type products directly to OEM automotive customers as a Tier 1 automotive supplier. The Company currently owns 50% of this enterprise and controls the operation. All of the LLC's OEM automotive supply sales in 1999 were to one OEM.

Manufacturing facilities have been established in Louisiana and Texas which are located near OEM assembly plants. The LLC also has an engineering operation in Detroit.

The LLC receives vehicle chassis from the OEM and add certain appearance items such as ground effects, wheels and badging. The vehicles are placed back into the normal OEM distribution stream. The vehicles carry the full OEM warranty and are marketed directly by the OEM.

The LLC engineers and validates the products to OEM standards. Programs range from two to four year and are backed by contractual agreements.

The major domestic market for the LLC's products are highly competitive. Competition is based primarily on price, product engineering and performance, technology, quality and overall customer service, with the relative importance of such factors varying among products. The LLC's global competitors include a large number of other well-established independent manufacturers. Although a number of companies of varying size compete with the LLC, no single competitor is in substantial competition with the LLC.

All components for the vehicles are purchased. The primary raw material used in the components is plastic which the Company believes is readily available from several sources.

Chassis are provided by the OEM on a consignment basis and are not included in the sales of the Company.

The LLC provides a limited warranty of its products to the OEM. The LLC warranty is substantially the same as the OEM warranty provided to its retail customers.

At October 3, 1999, the LLC's backlog of firm orders was $5.7 million. The LLC utilizes an independent manufacturer representative to market and sell its services.

SAFETY AND REGULATION

The manufacture, distribution and sale of the Company's products are subject to governmental regulations in the United States at the federal, state and local levels. The most extensive regulations are promulgated under the National Traffic and Motor Vehicle Safety Act which, among other things, empowers the National Traffic and Motor Vehicle Safety Administration ("NHTSA") to require a manufacturer to remedy vehicles containing "defects related to motor vehicle safety" or vehicles which fail to conform to all applicable federal motor vehicle safety standards.

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



                                    10 of 22

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

EMPLOYEES

As of October 3, 1999, the Company employed 597 people. Of these, 458 were production line associates and 139 were salaried sales, engineering and administrative staff. During peak production periods, the Company may increase its work force. Historically, the available labor force has been adequate to meet such periodic requirements. The Company considers its relationships with its personnel to be satisfactory.


                                    11 of 22

ITEM 2.  PROPERTIES

The following table summarizes the Company's properties as of October 3, 1999:

                        Size of          Owned
Location                Facility       or Leased        Type of Operation
-------------------------------------------------------------------------------------
Goshen, Indiana         454,400 s.f.      Owned       Executive Offices (20,420
                                                      s.f.);   Manufacturing and
                                                      Assembly, Conversion Vehicle
                                                      Segment

Goshen, Indiana          10,000 s.f.      Owned       Chassis Storage (40 acres),
                                                      Conversion Vehicle Segment

Emma, Indiana            42,700 s.f.      Owned       Sewing and Upholstery
                                                      Manufacturing

Elkhart, Indiana         56,000 s.f.      Leased      Offices (2,600 s.f.);
(National Mobility)                                   Manufacturing and   Assembly,
                                                      Conversion   Vehicle Segment

                                                      Manufacturing and   Assembly,
Shreveport, Louisiana    38,000 s.f.      Leased      OEM   Automotive Supply Segment

                                                      Manufacturing and   Assembly,
Grand Prairie, Texas    100,000 s.f.      Leased      OEM   Automotive Supply Segment



The Goshen and Emma production facilities were constructed in the 1960's. They have been maintained and improved upon from time to time and are presently in satisfactory condition and sufficient for the Company's current requirements.

The Emma and Elkhart facilities are no longer being utilized by the Company. The Company is currently attempting to sell the Emma facility. The lease on the Elkhart facility expires in February 2000 with a monthly rental amount of $14,000.

The Shreveport and Grand Prairie leases have terms that parallel the length of the vehicle contracts at the respective plants.

ITEM 3.  LEGAL PROCEEDINGS

The Company does not anticipate that any pending legal proceeding to which it is party will have any material adverse effect on its financial conditions or results of operations. The Company maintains product liability insurance which it currently considers adequate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    12 of 22

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock is quoted on the NASDAQ Small Cap Market, under the symbol "STCRC." As of December 22, 1999, there were 75 shareholders of record of Starcraft's Common Stock.

On June 23, 1999, the Company was placed on a conditional listing for the Nasdaq Small Cap Market as it continued to work to meet the Market's net tangible asset requirements. The terms of the conditional listing establish dates by which the Company must achieve certain tangible asset or profitability levels and by which reports establishing compliance with the exception must be provided to Nasdaq and filed with the SEC. The first such report was provided to Nasdaq by July 21, 1999 and the latest report on November 15, 1999. The conditional listing will expire on December 31, 1999. The Company meets the terms of the conditional listing as of the date of this report. If the Company meets the Nasdaq listing requirements, it will continue to be listed on the Nasdaq Small Cap Market. The Company expects that it will meet these conditions.

The following table sets forth the high and low closing prices per share of Common Stock for the quarters ended as quoted in the NASDAQ Stock Market Report.

            Quarter Ended
                                        High          Low
            December 28, 1997        $  3.000       $ 2.000
            March 29, 1998              2.750         1.750
            June 28, 1998               2.875         2.125
            September 27, 1998          2.313         1.000

            December 27, 1998           2.625         1.250
            March 28, 1999              4.000         2.438
            June 27, 1999               4.500         2.875

            October 3, 1999             6.250         3.875

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

Stock Repurchase. In March 1995, the Company's Board of Directors approved the repurchase of up to 500,000 shares of the Company's outstanding shares of common stock, of which 153,000 shares were acquired in 1996. No shares have been repurchased since.

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




                                    13 of 22

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

ITEM 6.  SELECTED FINANCIAL DATA


(dollars in thousand, except per share data)              Year Ended
-----------------------------------------------------------------------------------------------
Income Statement Data            Oct. 3,     Sept. 27,     Sept. 28,     Sept. 29,      Oct. 1,
                                  1999         1998          1997          1996          1995
-----------------------------------------------------------------------------------------------
Net Sales:
     Domestic                  $  81,397     $  42,857     $  57,235     $  73,317     $  91,652
     Export                        8,107        10,235        15,047        25,648        21,408
         Total Net Sales          89,504        53,092        72,282        98,965       113,060
Cost of Goods Sold                74,548        49,590        66,342        83,669        92,692
Gross Profit                      14,956         3,502         5,940        15,296        20,368
Operating Expenses                10,922         9,548        13,924        15,049        15,864
Restructuring and Goodwill
   Impairment Charges                 --            --         5,926            --            --
Operating Income (loss)            4,034        (6,046)      (13,910)          247         4,504
Interest Expense                  (1,230)         (892)         (400)         (293)         (208)
Other Income, Net                    115           100           194           176           214

Income (loss) Before               2,919        (6,838)      (14,116)          130         4,510
Minority Interest and Taxes

Minority Interest                 (2,448)           --            --            --            --

Income Taxes (expense) Credit         51            79         2,814           (20)       (1,753)

Net Income (Loss)                    522        (6,759)      (11,302)          110         2,757

Weighted Average Common            4,159         4,134         4,127         4,142         4,261
Shares  Outstanding

Earnings (loss) Per Share      $    0.13     $   (1.63)    $   (2.74)    $    0.03     $    0.65

Earnings (loss) Per Share           0.12         (1.63)        (2.74)         0.03          0.65
      Assuming Dilution

Balance Sheet Data
------------------------------------------------------------------------------------------------
Working Capital                $  10,192     $   5,402     $   7,011     $   8,476     $   8,693
Total Assets                      43,781        29,015        27,779        36,524        34,213
Long-term Debt                    13,506        10,777         5,696             0           323
Shareholders' Equity               4,186         3,536        10,295        21,552        21,688
Book Value per Share                1.00          0.86          2.49          5.23          5.20


                                    14 of 22

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.

The consolidated statements of income summarize operating results for the last three years. This section of Management's Discussion highlights the main factors affecting the changes in operating results during the three-year period.

1999 VERSUS 1998

(Dollars in Thousands)                                                                 1998 to
                                                                                        1999
                                                 1999                  1998            Change
                                       ------------------------------------------------------
Net Sales                              $ 89,504    100.0%      $ 53,092     100.0%      68.6%
Cost of goods sold                       74,548     83.3%        49,590      93.4%      50.3%
                                       --------    -----       --------     -----      -----
Gross profit                             14,956     16.7%         3,502       6.6%     327.1%
Selling and promotion expenses            4,638      5.2%         4,484       8.4%       3.4%
General and administrative expenses       6,284      7.0%         5,064       9.6%      24.1%
                                       --------    -----       --------     -----      -----
Operating income (loss)                   4,034      4.5%        (6,046)    (11.4%)     --
Interest expense                         (1,230)    (1.3%)         (892)     (1.7%)     37.9%
Other income                                115      0.1%           100       0.2%      15.0%
                                       --------    -----       --------     -----      -----
Income (loss) before taxes
     and minority interest                2,919      3.3%        (6,838)    (12.9%)     --
Minority interest                        (2,448)    (2.7%)           --      --         --
Income tax credit                            51      0.0%            79      (0.2%)    (35.4%)
                                       --------    -----       --------     -----      -----


NET INCOME (LOSS)                      $    522      0.6%      ($ 6,759)    (12.7%)     --
                                       ========    =====       ========     =====      =====


The OEM Automotive Supply segment accounted for $32.7 million of the $36.4 million sales growth in 1999. OEM Automotive Supply benefitted from the start-up of a second plant as a result of a new customer contract and a full years production from a prior year plant start-up. Conversion Vehicle segment sales increased $3.7 million primarily from growth in commercial bus product sales.

The incremental OEM Automotive Supply sales generated $8.2 of additional gross profit in 1999. The Conversion Vehicle segment improved its gross margin primarily due to reduced labor and overhead costs from plant consolidations. General and administrative expenses increased $1.6 million in the OEM Automotive Supply segment in order to support the growth in this business, partially offset by a $400,000 decrease in the Conversion Vehicle segment from personnel reductions.

Interest expense from the OEM Automotive Supply segment increased $153,000 due to higher borrowing levels to fund the segment's growth. Conversion Vehicle segment interest expense increased due to higher interest rates and a slightly higher average borrowing level. Minority interest in 1999 results from the Company owning only 50% of the OEM Automotive Supply segment. The Company does not have income tax expense in 1999 due to existing tax credit carry forwards generated from prior year losses. The income tax credit recorded in 1999 is due to deferred tax changes. The minimal income tax credit in 1998 is due to the Company's tax carry-back being fully utilized.



                                    15 of 22

1998 VERSUS 1997


(Dollars in Thousands)                                                                  1997 to
                                                                                         1998
                                               1998                     1997             Change
                                       ---------------------------------------------------------
Net Sales                              $ 53,092    100.0%      $ 72,282     100.0%       (26.5%)
Cost of goods sold                       49,590     93.4%        66,342      91.8%       (25.3%)
                                       --------    -----       --------     -----        -----
Gross profit                              3,502      6.6%         5,940       8.2%       (41.0%)
Selling and promotion expenses            4,484      8.4%         7,243      10.0%       (38.1%)
General and administrative expenses       5,064      9.6%         6,681       9.2%       (24.2%)
Restructuring charges                         0      0.0%         1,010       1.4%        --
Goodwill impairment loss                      0      0.0%         4,916       6.8%        --
                                       --------    -----       --------     -----        -----

Operating loss                           (6,046)   (11.4%)      (13,910)    (19.2%)      (56.5%)
Interest expense                           (892)    (1.7%)         (400)     (0.6%)      123.0%

Other income                                100      0.2%           194       0.3%       (48.5%)
                                       --------    -----       --------     -----        -----

Loss before taxes                        (6,838)   (12.9%)      (14,116)    (19.5%)      (51.6%)
Income tax credit                            79      0.2%         2,814       3.9%       (97.2%)
                                       --------    -----       --------     -----        -----
NET LOSS                               ($ 6,759)   (12.7%)     ($11,302)    (15.6%)      (40.2%)
                                       ========    =====       ========     =====        =====


Net Sales for 1998 decreased 26.5% to $53.1 million from $72.3 million in 1997. Vehicle conversion sales declined 27.2%, comprised of a 28.2% decline in domestic and 32.0% decline in export. The start-up of the commercial bus business generated $1.2 million in sales in 1998. The Company's domestic sales declined consistent with the decline in the overall conversion market of 23.7% as reported by the Recreational Vehicle Industry Association. In addition, the Company's sales were adversely impacted by production constraints in the third quarter from shortages of key raw material parts, primarily hardwood components. The Company estimates that the production issues negatively impacted the year's sales by approximately $7 million. Export sales declined due to price pressures from the stronger U.S. dollar and reduced demand in Japan and Korea caused by the economic turmoil in Asia.

Gross profit margin for 1998 was 6.6% of sales compared to 8.2% in 1997. The decrease in gross margin as a percent of sales is primarily attributable to the impact of fixed plant overhead costs on the lower sales volume. Selling and promotion expense for 1998 decreased 38.1% to $4.5 million primarily due to the lower domestic sales volume. The decrease in selling and promotion expense as a percentage of sales in 1998 is due to cost reductions from fixed salesmen salaries and the elimination of the Texas operation. General and administrative expense in 1998 was $5.1 million, a 24.2% decrease from 1997. The decrease is primarily attributable to reductions in personnel, partially offset by $487,000 of start-up expense from the OEM automotive supply segment.

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


                                    16 of 22

The Company eliminated much excess production capacity and reduced overhead in the last several years to address the decline in revenue. In 1997 the Company began a plan to diversify both its product base and target markets as it acquired National Mobility Corporation. In 1998 the Company continued to pursue its cost reduction and diversification strategy with the introduction of the shuttle bus product and the start-up of the OEM automotive supply business. The Company plans to continue to develop these new products and to increase its product offerings in the vehicle conversion commercial market.

The OEM automotive supply segment is dependent upon long-term contract business. The business' current contracts are through 2003.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $2.6 million during 1999 compared to using cash of $4.6 million in the prior year. The use of cash resulted primarily from funding working capital for the sales growth. Receivables, inventory and accounts payable increased significantly in 1999 primarily due to the growth in the OEM Automotive Supply Segment.

The Company invested $1 million in property and equipment during the year of which $844, 000 was for new plant start-ups.

The Company acquired National Mobility Corporation of Elkhart, Indiana in February 1997 for $1.2 million in cash, assumption of certain bank debt, and 15,000 shares of the Company's Common Stock.

The Company's use of cash for operations and investing activities was financed by bank debt. As of October 3, 1999, bank debt was $14.6 million.

On October 30, 1998, the Company entered into a $14 million credit agreement with a lending institution. The agreement is subject to renewal in November 2001. Revolving advances under the agreement are limited to specified percentages of eligible receivables and inventories and are subject to a maximum limit of $9.2 million. The credit agreement also includes a $4.8 million term loan which is payable in monthly principal installments of $57,000 beginning December 1, 1998. The revolving borrowings bear interest of either 1/2% over prime or 3% over the Eurodollar rate. The term loan bears interest at either 3/4% over prime or 3.5% over the Eurodollar rate. The borrowings are secured by substantially all of the Company's assets. There is a fee of .25% of the average unused portion of the maximum borrowing amount. The agreement is also subject to various covenants of which the Company is in compliance as of October 3, 1999.

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

The Company believes that future cash flows from operations, funds available under its revolving credit agreement, and the continued use of OEM financing arrangements to manage its chassis inventory will be sufficient to satisfy its anticipated operating needs and capital improvements for 2000.



                                    17 of 22

OTHER MATTERS

The Company was formerly dependent on a centralized computer which provided data in support of vital company-wide operational and accounting functions. Many of the computer processes used to generate this data were programmed in-house following the common practice of using only two digits to designate a year. Other software purchased by the Company was written using the same convention. As the year 2000 approaches, programs with such date-related logic will not be able to distinguish between the years 1900 and 2000, potentially causing software and hardware to fail, generate erroneous calculations or present information in an unusable form beyond December 31, 1999. In 1997, the Company began devoting significant resources to replace its current system with a new, year 2000-compliant enterprise computer system. The new system is currently operational. The total cost of the project, including hardware, software and consulting costs, was approximately $1.1 million.

The Company has reviewed year 2000 readiness of third-party suppliers, customers and financial institutions through questionnaires and direct discussion. The Company's major suppliers have indicated that they are year 2000 compliant. The Company believes because of the nature of its raw materials and the multiple suppliers of raw materials, the Company will not have a problem obtaining raw materials to build its products. The Company also believes there is not significant risk from the failure of its customers to become year 2000 compliant because of the large number of active accounts. The Company's largest customer is a public company which has stated it is year 2000 compliant. It is anticipated that the Company's year 2000 project reduced the risk of significant business interruptions, but there is no assurance that this outcome will be achieved. Failure to detect and correct all internal instances of non-compliance or the inability of third parties to achieve timely compliance could result in the interruption of normal business operations which could, depending on its duration, have a material adverse effect on the Company's financial condition or results of operations.


DISCUSSION OF FORWARD-LOOKING INFORMATION

The discussion above includes forward-looking statements respecting restructuring cost estimates, future personnel and facility expense reductions, anticipated tax refunds, domestic and international market and economic trends, the Company's product and target market diversification plans, anticipated capital expenditures, the adequacy of capital resources and other matters. From time to time, Starcraft may make oral or written forward-looking statements regarding its anticipated sales, costs, expenses, earnings and matters affecting its condition and operations. All such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained therein to be materially inaccurate. Such factors include, without limitation, the following:

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



                                    18 of 22

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

Competition. The United States vehicle conversion industry is very competitive with several principal nationwide manufacturers and numerous local and regional competitors. The OEM Automotive Supply business is also highly competitive with several large companies competing in this market. There is no assurance the Company will be able to maintain its current competitive position in these markets.

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

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Starcraft Corporation and Subsidiaries
Goshen, Indiana


We have audited the accompanying consolidated balance sheets of Starcraft Corporation and Subsidiaries as of October 3, 1999 and September 27, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Starcraft Corporation and Subsidiaries for the year ended September 28, 1997 were audited by other auditors whose report dated January 12, 1998 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Starcraft Corporation and Subsidiaries as of October 3, 1999 and September 27, 1998 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                              /s/ Crowe, Chizek and Company LLP

Elkhart, Indiana
November 18, 1999

                         Report of Independent Auditors


To the Board of Directors
Starcraft Corporation


We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash floss for the year ended September 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibilities is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Starcraft Corporation and Subsidiaries for the year ended September 28, 1997 in conformity with generally accepted accounting principles.


                              /s/Ernst & Young LLP


January 12, 1998
Fort Wayne, Indiana

--------------------------------------------------------------------------------
                     STARCRAFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     October 3, 1999 and September 27, 1998

--------------------------------------------------------------------------------


                                                            1999            1998
                                                              (in thousands)
ASSETS
Current assets
     Cash and cash equivalents                         $        600     $      1,369
     Trade receivables, less allowance for
       doubtful accounts of $40                              16,608            6,160
     Manufacturers' rebates receivable                          468              569
     Recoverable income taxes                                     -              417
     Inventories                                             16,377           10,857
     Other                                                      530              401
                                                       ------------     ------------
         Total current assets                                34,583           19,773

Property and equipment
     Land, buildings and improvements                         6,355            5,927
     Machinery and equipment                                  6,677            6,224
                                                       ------------     ------------
                                                             13,032           12,151
     Less accumulated depreciation                            5,168            4,305
                                                       ------------     ------------
                                                              7,864            7,846

Goodwill, at amortized cost                                   1,258            1,355

Other assets                                                     76               41
                                                       ------------     ------------

                                                       $     43,781     $     29,015
                                                       ============     ============

--------------------------------------------------------------------------------
                                  (Continued)

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     October 3, 1999 and September 27, 1998

--------------------------------------------------------------------------------


                                                              1999            1998
                                                                 (in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Current maturities of long-term debt                $      1,057     $      1,023
     Accounts payable, trade                                   18,496            8,244
     Accrued expenses
         Warranty                                               1,972            1,766
         Compensation and related expenses                        384              322
         Taxes                                                  1,014              971
         Other                                                  1,468            2,045
                                                         ------------     ------------
         Total current liabilities                             24,391           14,371

Long-term debt                                                 13,506           10,777

Deferred income taxes                                               -              331

Minority interest in subsidiary                                 1,698                -

Shareholders' equity
     Preferred stock, no par value:  2,000,000 shares
       authorized but unissued                                      -                -
     Common stock, no par value:
         Authorized shares - 10,000,000  shares
           issued and outstanding  shares -
           1999 - 4,176,928;
           1998 - 4,133,600                                    14,144           14,016
     Additional paid-in capital                                 1,008            1,008
     Accumulated deficit                                      (10,966)         (11,488)
                                                         ------------     ------------
                                                                4,186            3,536
                                                         ------------     ------------

                                                         $     43,781     $     29,015
                                                         ============     ============



--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the years ended October 3, 1999,
                    September 27, 1998 and September 28, 1997

--------------------------------------------------------------------------------

                                                    1999            1998            1997
                                                    (in thousands, except per share data)
Net sales
     Domestic                                   $     81,397   $     42,857     $     57,235
     Export                                            8,107         10,235           15,047
                                                ------------   ------------     ------------
                                                      89,504         53,092           72,282

Cost of goods sold                                    74,548         49,590           66,342
                                                ------------   ------------     ------------


Gross profit                                          14,956          3,502            5,940

Operating expenses
     Selling and promotion                             4,638          4,484            7,243
     General and administrative                        6,284          5,064            6,681
     Restructuring charges                                 -              -            1,010
     Goodwill impairment loss                              -              -            4,916
                                                ------------   ------------     ------------


Operating income (loss)                                4,034         (6,046)         (13,910)

Nonoperating (expense) income
     Interest, net                                    (1,230)          (892)            (400)
     Other income, net                                   115            100              194
                                                ------------   ------------     ------------
                                                      (1,115)          (792)            (206)
                                                ------------   ------------     ------------


Income (loss) before minority interest
 and income taxes                                      2,919         (6,838)         (14,116)

Minority interest in income of subsidiary              2,448              -                -

Federal and state income taxes (benefit)                 (51)           (79)          (2,814)
                                                ------------   ------------     ------------


Net income (loss)                               $        522   $     (6,759)    $    (11,302)
                                                ============   ============     ============


Earnings (loss) per share                       $       0.13   $      (1.63)    $      (2.74)

Earnings (loss) per share assuming dilution     $       0.12   $      (1.63)    $      (2.74)


--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the years ended October 3, 1999,
                   September 27, 1998 and September 28, 1997

--------------------------------------------------------------------------------

                                                                          1999          1998          1997
                                                                                    (in thousands)
Cash flows from operating activities
Net income (loss)                                                      $    522      $ (6,759)     $(11,302)
Adjustments to reconcile net income (loss)
  to net cash from operating activities
     Depreciation and amortization                                        1,065         1,018         1,199
     Noncash restructuring charges                                           --            --           611
     Goodwill impairment loss                                                --            --         4,916
     Deferred income taxes                                                 (331)         (177)          583
     Minority interest                                                    1,698            --            --
     Change in operating assets and liabilities
         Receivables                                                     (9,930)          823         2,465
         Inventories                                                     (5,520)       (1,587)        4,494
         Accounts payable                                                10,252         1,890        (3,369)
         Accrued expenses                                                  (266)          178        (2,512)
         Other                                                              (65)           30          (113)
                                                                       --------      --------      --------
              Net cash from operating activities                         (2,575)       (4,584)       (3,028)

Cash flows from investing activities
Purchase of property and equipment                                       (1,024)         (785)       (1,407)
Purchase assets of National Mobility Corporation                             --            --        (1,756)
Proceeds from sale of property and equipment                                 67            26            60
                                                                       --------      --------      --------
     Net cash from investing activities                                    (957)         (759)       (3,103)

Cash flows from financing activities
Proceeds from revolving credit agreement                                  8,664        11,604        12,200
Payments of revolving credit agreement                                   (4,915)       (5,500)       (6,504)
Payments of long-term installment debt                                     (986)           --          (323)
                                                                       --------      --------      --------
     Net cash from financing activities                                   2,763         6,104         5,373
                                                                       --------      --------      --------

Net change in cash and cash equivalents                                    (769)          761          (758)

Cash and cash equivalents at beginning of year                            1,369           608         1,366
                                                                       --------      --------      --------

Cash and cash equivalents at end of year                               $    600      $  1,369      $    608
                                                                       ========      ========      ========

Supplemental disclosure of cash flow information
     Interest paid                                                     $  1,411      $    770      $    376
     Income taxes paid (refunded)                                          (360)           10           140



--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                     STARCRAFT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS'EQUITY
            For the years ended October 3, 1999, September 27, 1998
                             and September 28, 1997


                                               Outstanding                  Additional     Retained
                                                 Common        Common         Paid-In      Earnings
                                                 Shares         Stock         Capital      (Deficit)       Total
                                                 ------         -----         -------      ---------       -----
                                                              -------------------(in thousands)--------------------
-------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996                      4,118,600    $   13,971    $    1,008    $    6,573     $   21,552
     Net loss                                            -             -             -       (11,302)       (11,302)
     Issuance of 15,000 shares
        of common stock                             15,000            45             -             -             45
                                            --------------    ----------    ----------    ----------     ----------


Balance, September 28, 1997                      4,133,600        14,016         1,008        (4,729)        10,295
     Net loss                                            -             -             -        (6,759)        (6,759)
                                            --------------    ----------    ----------    ----------     ----------


Balance, September 27, 1998                      4,133,600        14,016         1,008       (11,488)         3,536
     Net income                                          -             -             -           522            522
     Issuance of 43,328 shares of
       common stock                                 43,328           128             -             -            128
                                            --------------    ----------    ----------    ----------     ----------

Balance, October 3, 1999                         4,176,928    $   14,144    $    1,008    $  (10,966)    $    4,186
                                            ==============    ==========    ==========    ==========     ==========

--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
           October 3, 1999, September 27, 1998 and September 28, 1997
                      (In thousands, except per share data)
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Principles of Consolidation: Starcraft Corporation and Subsidiaries (Company) are second stage manufacturers of custom van, pickup truck and sport utility vehicle conversions, shuttle buses and direct OEM automotive supply. The consolidated financial statements include the accounts of Starcraft Corporation and its wholly owned subsidiaries: Starcraft Automotive
Group, Inc., Imperial Automotive Group, Inc. (Imperial), Starcraft Southwest, Inc., and National Mobility Corporation. The Company has a 50% ownership interest in Tecstar, L.L.C. (Tecstar) which is an original equipment manufacturer (OEM) automotive supplier. The accounts of Tecstar are also included in these consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company's customers operate in the automotive industry. The Company's conversion vehicle products segment (see Note 15) sells product throughout the United States, and export sales are principally to locations in Japan and northern Europe. The OEM automotive supply segment sales are to a customer in the United States. Credit is extended to customers based on an evaluation of the customer's financial condition, and when credit is extended collateral generally is not required.

Statements of Cash Flows: During 1999, the Company issued 29,926 shares of common stock with a value of $90 to its 401(k) plan and issued 13,402 shares of common stock with a value of $38 under the directors share plan.

Cash Equivalents and Concentrations: Cash equivalents include all highly liquid investments with a maturity when purchased of three months or less. The first $100,000 of deposits in each financial institution are insured by an agency of the U.S. Government.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for certain inventories ($11,380 and $10,081 at October 3, 1999 and September 27, 1998, respectively) and by the first-in, first-out (FIFO) method for all other inventories.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The Company is depreciating buildings over periods of 15 to 50 years, building improvements over periods of 5 to 20 years, and equipment over periods of 3 to 12 years.

--------------------------------------------------------------------------------
                                   (Continued)

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
           October 3, 1999, September 27, 1998 and September 28, 1997
                      (In thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
  (Continued)

Goodwill: Goodwill is amortized by the straight-line method over a period of 15 years and is stated net of accumulated amortization of $252 and $155 at October 3, 1999 and September 27, 1998, respectively. The Company evaluates the recoverability based on undiscounted projected operating cash flows when factors indicate that an impairment may exist. For the year ended September 28, 1997, an impairment loss of $4,916 was recorded. No impairment loss was recorded for the two years ended October 3, 1999.

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

Use of Estimates: Preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management makes estimates for warranty and contingency reserves, allowance for doubtful accounts, impairment of goodwill, and depreciation expense.

Earnings Per Common Share: Basic and diluted earnings per common share are computed under an accounting standard effective beginning with the quarter ended December 28, 1997. All prior earnings per common share amounts have been restated to be comparable. Basic earnings per common share is based on net income available to common shareholders divided by the weighted average number of common shares considered to be outstanding during the period. The weighted average number of common shares outstanding were 4,158,651, 4,133,600 and 4,127,350 for the years ended October 3, 1999, September 27, 1998 and September 28, 1997, respectively. Diluted earnings per common share shows the dilutive effect of any additional potential common shares issuable under stock options and warrants.

Seasonality: The Company's business is seasonal. Sales are generally higher during the spring and summer months of the year.


--------------------------------------------------------------------------------
                                   (Continued)

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
           October 3, 1999, September 27, 1998 and September 28, 1997
                      (In thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
  (Continued)

Fiscal Year:  The Company's  fiscal year ends on the Sunday closest to September
30. The year ended October 3, 1999 consists of 53 weeks, whereas the years ended September 27, 1998 and September 28, 1997 each contain 52 weeks.

Recently Enacted Accounting Standards: In 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP No. 98-5, "Reporting on the
Costs of Start-Up Activities." This statement provides guidance on the accounting for start-up costs and organization costs and is effective for years beginning after December 15, 1998. Also in 1998, the AICPA issued SFAS (Statement of Financial Accounting Standards) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement was amended by SFAS No. 137 which, deferred the effective date until years beginning after June 15, 2000. This statement requires all derivative instruments to be recorded in the balance sheet at their fair value. Changes in the fair value of derivatives are required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. Management does not expect the effects of adoption to be significant.

Fair Value of Financial Instruments: The Company's carrying amount for its financial instruments, which include cash, accounts receivable, accounts payable and long-term debt, approximates fair value.


NOTE 2 - INVENTORIES

The composition of inventories at October 3, 1999 and September 27, 1998 is as follows:

                                      1999           1998
                                 ------------     ------------
     Raw materials               $     10,844     $      4,631
     Chassis                            1,918            2,006
     Work-in-process                    1,940            2,584
     Finished goods                     1,675            1,636
                                 ------------     ------------

                                 $     16,377     $     10,857
                                 ============     ============

The use of the LIFO method of determining the cost of inventories did not have a material effect on inventories at October 3, 1999 and September 27, 1998.

--------------------------------------------------------------------------------
                                   (Continued)

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
           October 3, 1999, September 27, 1998 and September 28, 1997
                      (In thousands, except per share data)
--------------------------------------------------------------------------------


NOTE 3 - DEBT ARRANGEMENTS

On October 30, 1998, the Company entered into a $14,000 credit agreement with a lending institution. The agreement is subject to renewal in November 2001. Revolving advances under the agreement are limited to specified percentages of eligible receivables and inventories and are subject to a maximum limit of $9,200. At October 3, 1999, the outstanding balance on the revolver is $7,749. The credit agreement also includes a $4,800 term loan which is payable in monthly principal installments of $57 which began December 1, 1998. At October 3, 1999, the outstanding balance on the term loan is $4,171. The note matures in November 2001 at which time any remaining principal balance is due The revolving borrowings bear interest of either 1/2% over prime or 3% over the Eurodollar rate. The term note bears interest at either 3/4% over prime or 3.5% over the Eurodollar rate. The borrowings are secured by substantially all of the Company's assets. There is a fee of .25% of the average unused portion of the maximum borrowing amount. Pursuant to the agreement, the Company must, among other things, maintain a minimum level of tangible net worth and must meet predetermined levels of earnings before income taxes, depreciation and amortization (EBITDA). If these minimum levels are not maintained, any outstanding balances become payable upon demand of the lending institution. At October 3, 1999, the Company is in compliance with all covenants.

On November 23, 1998, the Company entered into an amended credit agreement with its former primary lender. The agreement called for all borrowings over $3,000 to be paid with proceeds from the $14,000 refinancing described above. The remaining $3,000 is payable in monthly principal installments of $36 which began December 1, 1998. At October 3, 1999, the outstanding balance on this term note is $2,643. The note matures in November 2001 at which time any remaining principal balance is due. The note bears interest at 2% over the bank's prime rate and is subordinate to the $14,000 credit agreement described above. The note is partially guaranteed by two individuals, both whom are currently directors and one of whom is an officer of the Company. (See Note 13)

The current and long-term notes payable on the September 27, 1998 balance sheet reflect the above modifications. The carrying amount of the Company's long-term debt approximates fair value.

Interest expense was approximately $1,230, $892 and $403 in 1999, 1998 and 1997, respectively.

Long-term debt is due as follows:

            Fiscal Year Ending
            ------------------
                  2000                                $     1,057
                  2001                                      1,114
                  2002                                     12,392


--------------------------------------------------------------------------------
                                   (Continued)

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
           October 3, 1999, September 27, 1998 and September 28, 1997
                      (In thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 4 - INCOME TAXES

Federal and state income taxes (benefit), all of which were domestic, consist of the following:

                                   1999             1998             1997
                                   ----             ----             ----
         Current
              Federal           $          -    $        (61)    $     (2,770)
              State                      280             159             (627)
                                ------------    ------------     ------------
                                         280              98           (3,397)
         Deferred
              Federal                   (289)           (154)             508
              State                      (42)            (23)              75
                                ------------    ------------     ------------
                                        (331)           (177)             583
                                ------------    ------------     ------------

                                $        (51)   $        (79)    $     (2,814)
                                ============    ============     ============

The provisions for income taxes are different from amounts that would otherwise be computed by applying a federal statutory rate of 34% to income taxes. A reconciliation of the differences is as follows:

                                                                1999             1998             1997
                                                                ----             ----             ----

         Rate applied to pretax income (loss)                $        160    $     (2,325)    $     (4,799)
         State taxes - net                                             24            (196)            (701)
         Foreign sales corporation                                      -               -              (36)
         Net operating loss for which no
           benefit was recognized                                     474           2,231                -
         Change in valuation allowance                               (747)            254            2,544
         Other, net                                                    38             (43)             178
                                                             ------------    ------------     ------------

                                                             $        (51)   $        (79)    $     (2,814)
                                                             ============    ============     ============



--------------------------------------------------------------------------------
                                   (Continued)

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
           October 3, 1999, September 27, 1998 and September 28, 1997
                      (In thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 4 - INCOME TAXES (Continued)

The composition of the deferred tax assets and liabilities at October 3, 1999 and September 27, 1998 is as follows:



                                                                                  1999            1998
                                                                                  ----            ----
         Deferred tax liabilities
              Accelerated depreciation                                       $       (522)    $       (460)
              Inventory basis difference                                             (331)            (331)
                                                                             ------------     ------------
                                                                                     (853)            (791)
         Deferred tax assets
              Inventory                                                               181              275
              Nondeductible accruals
                  Warranty                                                            652              689
                  Other                                                               301              487
              Goodwill                                                              1,441            1,587
              Alternative minimum tax credit carryforward                             220              220
              Net operating loss carryforward                                       2,814            2,231
                                                                             ------------     ------------
         Total deferred tax assets                                                  5,609            5,489
         Valuation allowance                                                       (4,756)          (5,029)
                                                                             ------------     ------------
                                                                                      853              460
                                                                             ------------     ------------

         Net deferred tax asset (liability)                                  $          -     $       (331)
                                                                             ============     ============


The alternative minimum tax carryforward of $220 has no expiration date. The net operating loss carryforward expires as follows: $2,340 in 2018 and $474 in 2019.


NOTE 5 - COMPENSATION PLANS

The Company sponsors a qualified profit-sharing plan, more commonly known as a 401(k) plan, for all of its employees with over six months of service. The plan provides for a discretionary matching contribution by the Company of the employee's salary deduction, up to 6% of compensation. Also, the plan provides for an additional discretionary contribution annually as determined by the Board of Directors. The amounts charged to expense for this plan were approximately $90, $(250) and $361 in 1999, 1998 and 1997, respectively.

--------------------------------------------------------------------------------
                                   (Continued)

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
           October 3, 1999, September 27, 1998 and September 28, 1997
                      (In thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 6 - STOCK OPTION PLANS

The Company maintains two stock incentive plans under which stock options are granted to key employees and directors. The plans authorize the granting of stock options for up to 630,000 shares of the Company's common stock. The options in these two plans have five year terms and become fully exercisable after six months. The Company also sponsors a qualified stock option plan with 40,000 shares of common stock reserved for options to certain sales representatives who are not employees of the Company. These options have five year terms.

Under the three plans, options may not be granted at prices below 85% of the current market value of the stock at the date of grant. All options awarded through October 3, 1999 have been at fair market value on the date of grant. For the years in the period ended September 27, 1998 and September 28, 1997, the effect of the stock options in computing earnings per common share was antidilutive.

A summary of the Company's stock option activity and related information for the years ended October 3, 1999, September 27, 1998 and September 28, 1997 follows:

                                            1 9 9 9                     1 9 9 8                      1 9 9 7
                                            -------                     -------                      -------
                                                 Weighted                     Weighted                    Weighted
                                                  Average                      Average                     Average
                                                 Exercise                     Exercise                    Exercise
                                    Options        Price        Options         Price        Options        Price
                                 -----------     -------      -----------    --------     -----------     --------
Outstanding at
  beginning of year                  452,849     $  3.97          407,349    $   5.65         375,349     $  6.24
Granted                              162,500        2.04          188,849        1.85         124,500        3.40
Canceled                             (31,500)       3.72          (85,000)       4.41         (92,500)       5.02
Expired                              (14,000)       8.33          (58,349)       8.15               -           -
                                 -----------     -------      -----------    --------     -----------     --------
Outstanding at
  end of year                        569,849     $  3.33          452,849    $   3.97         407,349     $  5.65
                                 ===========     =======      ===========    ========     ===========     =======
Exercisable at end of year           559,849     $  3.32          383,515    $   4.22         302,149     $  6.46
                                 ===========     =======      ===========    ========     ===========     =======


As of October 3, 1999, there were 309,849 options outstanding with exercise prices which ranged from $1.50 to $3.00. The weighted-average exercise price of these options is $1.77, and the weighted-average remaining contractual life is
3.7 years. As of October 3, 1999, there were 260,000 options outstanding with exercise prices which ranged from $3.125 to $7.75. The weighted-average exercise price of these options is $5.19, and the weighted-average remaining contractual life is 1.8 years.

--------------------------------------------------------------------------------
                                   (Continued)

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
           October 3, 1999, September 27, 1998 and September 28, 1997
                      (In thousands, except per share data)
--------------------------------------------------------------------------------


NOTE 6 - STOCK OPTION PLANS (Continued)

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25 no compensation expense has been recognized because the exercise price of the Company's stock options has equaled the market price of the underlying stock on the date of grant. Proforma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") and has been determined as if the Company had accounted for its stock options issued in 1999 and 1998 under the fair value method of FAS 123. The fair value was estimated as of the date of grant using a Black-Sholes option pricing model with the following assumptions:

                                         1999                  1998                  1997
                                         ----                  ----                  ----
     Risk-free interest rate         4.43% - 5.86%         4.52% - 5.63%         6.04% - 6.77%
     Dividend yield                       0%                    0%                    0%
     Volatility factor               62.4% - 70.9%         54.8% - 59.8%         40.9% - 48.8%
     Expected option life               4 years               4 years               4 years

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information follows:

                                                 1999          1998        1997
                                                 ----          ----        ----
Proforma net income (loss)                  $       311     $   (6,912)    $   (11,469)
Proforma net income (loss) per share        $       .08     $    (1.67)    $     (2.78)

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

--------------------------------------------------------------------------------
                                   (Continued)

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
           October 3, 1999, September 27, 1998 and September 28, 1997
                      (In thousands, except per share data)
--------------------------------------------------------------------------------


NOTE 8 - RESTRUCTURING CHARGES AND GOODWILL IMPAIRMENT

In December 1996, the Company consolidated its Imperial manufacturing operation located in Elkhart, Indiana into the Company's facility in Goshen, Indiana. In June 1997, the Company closed its McGregor, Texas plant and sold the assets of that plant. The Company recorded $1,010 of restructuring charges related to such activities primarily for employee termination and other costs ($179), leasehold asset write-offs ($326) and the recognition of remaining contractual lease obligations ($505). The contractual lease obligations primarily pertained to remaining rent and associated contractual costs at the former Imperial location. The remaining liability for contractual lease obligations at September 27, 1997 was paid during fiscal 1998.

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


NOTE 9 - BUSINESS COMBINATION

On February 28, 1997, the Company acquired the assets and assumed certain liabilities of National Mobility Corporation, a manufacturer of conversion vehicles for the physically challenged. The purchase price of the acquired assets was $1,200 in cash, assumption of certain bank debt, and issuance of 15,000 shares of the Company's common stock. The excess of the total acquisition cost over the fair value of the net assets acquired was recorded as goodwill and is being amortized over 15 years using the straight-line method.


--------------------------------------------------------------------------------
                                   (Continued)

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
           October 3, 1999, September 27, 1998 and September 28, 1997
                      (In thousands, except per share data)
--------------------------------------------------------------------------------


NOTE 9 - BUSINESS COMBINATION (Continued)

The acquisition was recorded using the purchase method of accounting, and accordingly, the results of operations of National Mobility Corporation for the years ended October 3, 1999 and September 27, 1998 and for the seven months ended September 27, 1997 are included in the consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The allocation of the purchase price is summarized as follows:

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

--------------------------------------------------------------------------------
                                   (Continued)

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
           October 3, 1999, September 27, 1998 and September 28, 1997
                      (In thousands, except per share data)
--------------------------------------------------------------------------------


NOTE 10 - CONSIGNMENT ARRANGEMENTS (Continued)

At October 3, 1999, the Company has possession of chassis in the aggregate amount of $14,140 (of which $1,940 related to chassis on consignment for periods exceeding 90 days) and has total chassis line availability of $28,300. Carrying charges on consignment chassis, which are presented in cost of goods sold, were approximately $819, $1,030 and $2,740 in 1999, 1998 and 1997, respectively. The OEMs have also instituted marketing incentive rebates to second-stage manufacturers based on the number of chassis delivered to dealers. Those incentives reduced cost of goods sold by approximately $476, $731 and $751 in 1999, 1998 and 1997, respectively.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment. The total rental expense for 1999, 1998 and 1997 is $667, $270 and $688, respectively. Rental commitments at October 3, 1999 for long-term noncancelable operating leases are as follows:

             2000                                               $        446
             2001                                                        319
             2002                                                        219
             2003                                                        217
             2004                                                          1
                                                                ------------
                                                                $      1,202
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

--------------------------------------------------------------------------------
                                   (Continued)

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
           October 3, 1999, September 27, 1998 and September 28, 1997
                      (In thousands, except per share data)
--------------------------------------------------------------------------------


NOTE 12 - RESEARCH AND DEVELOPMENT

The Company incurs costs to improve the appeal and safety of its products. Research and development costs are charged to operations when incurred. Amounts charged to operations were approximately $490, $520 and $824 in 1999, 1998 and 1997, respectively.


NOTE 13 - WARRANTS

On November 20, 1998 the Company issued warrants to purchase shares of common stock to two individuals as incentive for their partial guarantee of the Company's long-term debt (See Note 3). The individuals can each purchase up to 200,000 shares of common stock of the Company for $2.20 per share which was the ten day average market price preceding the date of grant. The warrants have a five year term.


NOTE 14 - UNAUDITED FINANCIAL INFORMATION

Presented below is certain unaudited quarterly financial information for 1999 and 1998.


                                                                            Quarter Ended
                                               --------------------------------------------------------------------
                                               December 27,         March 28,         June 27,          October 3,
                                                   1998               1999              1999               1999
                                               ------------      ------------       ------------       ------------
     Net sales                                 $     12,134      $     18,639       $     28,112       $     30,619
     Gross profit                                       958             3,398              5,727              4,873
     Net income (loss)                               (1,820)              122              1,490                730
     Earnings (loss) per share                        (0.44)             0.03               0.36               0.17
     Earnings (loss) per share
       assuming dilution                              (0.44)             0.03               0.33               0.16

                                                                            Quarter Ended
                                               --------------------------------------------------------------------
                                               December 28,         March 29,         June 28,         September 27,
                                                   1997               1998              1998               1998
                                               ------------      ------------       ------------       ------------
     Net sales                                 $     13,419      $     14,464       $     11,820       $     13,389
     Gross profit (loss)                              1,205             1,656                856               (215)
     Net loss                                        (1,137)             (821)            (1,281)            (3,520)
     Loss per  share                                  (0.28)            (0.19)             (0.31)             (0.85)


Adjustments in the fourth quarter of the fiscal year ended September 27, 1998 included the start up loss related to Tecstar, L.L.C. and certain accruals.

--------------------------------------------------------------------------------
                                   (Continued)

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
           October 3, 1999, September 27, 1998 and September 28, 1997
                      (In thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 15 - OPERATING SEGMENT INFORMATION

In 1999,  the Company  adopted SFAS No. 131,  "Disclosures  about Segments of an
Enterprise and Related Information". The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable operating segments are conversion vehicle products and OEM (original equipment manufacturer) automotive supply. The Company evaluates the performance of its segments and allocates resources to them based on operating income. The accounting policies of the segments are the same as those described in Note 1 and there are no inter-segment revenues. Differences between reported operating segment income amounts and consolidated net income represent corporate expenses for administrative functions that are not allocated to segments, nonoperating income or expense, and the provision for income taxes. The OEM automotive parts supplier segment was started during 1998 and did not have any sales revenue, but did have costs associated with starting the business.

The table below presents information about segments used by the chief operating decision maker of the Company for 1999, 1998 and 1997:

                                                1999            1998             1997
                                            ------------     ------------    ------------
Net sales by geographic region:
     Conversion vehicle products
          Domestic                          $     48,697     $     42,857    $     57,235
          Export
               Japan                               3,981            5,579           9,541
               Europe                              3,574            3,461           3,632
               Middle East                           302            1,195           1,312
               Other                                 250                -             562
     OEM automotive supply
          Domestic                                32,700                -               -
          Export                                       -                -               -
                                            ------------     ------------    ------------

                                            $     89,504     $     53,092    $     72,282
                                            ============     ============    ============

Operating income (loss):
     Conversion vehicle products            $        271     $     (3,199)   $    (11,616)
     OEM automotive supply                         3,240             (488)              -
                                            ------------     ------------    ------------

                                            $      3,511     $     (3,687)   $    (11,616)
                                            ============     ============    ============


--------------------------------------------------------------------------------
                                   (Continued)

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
           October 3, 1999, September 27, 1998 and September 28, 1997
                      (In thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 15 - SEGMENT INFORMATION (Continued)

                                               1999            1998
                                               ----            ----
Total assets:
     Conversion vehicle products           $     25,155     $     28,246
     OEM automotive supply                       18,626              769
                                           ------------     ------------

                                           $     43,781     $     29,015
                                           ============     ============

The following specified amounts are included in the measure of operating segment income (loss) reviewed by the chief operating decision maker:


                                              1999            1998             1997
                                              ----            ----             ----
Interest expense
     Conversion vehicle products          $      1,077     $        892    $        403
     OEM automotive supply                         153                -               -
                                          ------------     ------------    ------------

                                          $      1,230     $        892    $        403
                                          ============     ============    ============

Depreciation and amortization expense
     Conversion vehicle products          $        978     $      1,018    $      1,199
     OEM automotive supply                          87                -               -
                                          ------------     ------------    ------------

                                          $      1,065     $      1,018    $      1,199
                                          ============     ============    ============



The information below contains information regarding significant customer concentrations by segment for sales and accounts receivable. The Company has one significant customer and this customer is the same for both segments.

Sales by segment for this major customer are as follows:

                                            1999            1998             1997
                                            ----            ----             ----
     Conversion vehicle products      $      4,283     $      6,774    $     10,853
     OEM automotive supply                  32,700                -               -



--------------------------------------------------------------------------------
                                   (Continued)

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
           October 3, 1999, September 27, 1998 and September 28, 1997
                      (In thousands, except per share data)
--------------------------------------------------------------------------------


NOTE 15 - SEGMENT INFORMATION (Continued)

Significant customer concentrations in accounts receivable for the Company's major customer for 1999 are as follows:

                                                                     1999
                                                                 ------------
     Conversion vehicle products                                 $        389
     OEM automotive supply                                             12,914

The Company did not have any significant customer concentrations for accounts receivable for 1998.


--------------------------------------------------------------------------------
                                   (Continued)

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
           October 3, 1999, September 27, 1998 and September 28, 1997
                      (In thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 16 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per common share and earnings per common share assuming dilution computations for the years ended October 3, 1999, September 27, 1998 and September 28, 1997 is presented below.


                                                  1999            1998             1997
                                                  ----            ----             ----
Earnings per share
Net income (loss) available to
  common shareholders                         $        522     $     (6,759)   $    (11,302)
                                              ============     ============    ============
Weighted average common shares
  outstanding                                        4,159            4,134           4,127

Earnings per share                            $       0.13     $     (1.63)    $      (2.74)
                                              ============     ===========     ============

Earnings per share assuming dilution
Net income (loss) available to
  common shareholders                         $        522     $     (6,759)   $    (11,302)
                                              ============     ============    ============

Weighted average common shares
  outstanding                                        4,159            4,134           4,127

Add:  dilutive effects of assumed
  conversions and exercises:
     Incentive stock options                           156                -               -
     Warrants                                          133                -               -
     Other                                               2                -               -
                                              ------------     ------------    ------------
Weighted average common and dilutive
  potential common shares outstanding                4,450            4,134           4,127

Earnings per share assuming dilution          $       0.12     $     (1.63)    $      (2.74)
                                              ============     ===========     ============


Incentive stock options and warrants, were not considered in computing of earnings per common share for 1998 or 1997 because they were antidilutive. In addition incentive stock options on 211,500 shares of common stock were not considered in computing of earnings per share for 1999 because they were antidilutive.




                                    19 of 22

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously Reported


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or before January 7, 2000.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or before January 7, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or before January 7, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or before January 7, 2000.



                                    20 of 22

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
         8-K.

(a)      The following documents are filed as part of the report:

         Financial Statements (as of October 3, 1999 and September 27, 1998 and for the fiscal periods ended October 3, 1999, September 27, 1998, and September 28, 1997):

         Reports of Independent Auditors
         Balance Sheets
         Statements of Operations
         Statements of Cash Flows
         Statements of Shareholders' Equity
         Notes to Financial Statements

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended October 3, 1999.

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




                                    21 of 22

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Starcraft Corporation and Subsidiaries
Goshen, Indiana


We have audited the consolidated financial statements of Starcraft Corporation and Subsidiaries as of October 3, 1999 and September 27, 1998 and for the years then ended and have issued our report thereon dated November 18, 1999. Our audits also included the information for the years ended October 3, 1999 and September 27, 1998 in the financial statement schedule listed in Item 14 of this Annual Report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information as of and for the years ended October 3, 1999 and September 27, 1998 set forth therein.



                                            /s/ Crowe, Chizek and Company LLP


Elkhart, Indiana
November 18, 1999

                         Report of Independent Auditors



To the Board of Directors
Starcraft Corporation

We have audited the consolidated financial statements of Starcraft Corporation and Subsidiaries for the year ended September 28, 1997 and have issued our report thereon dated January 12, 1998. Our audit also included the information of the year ended September 28, 1997 in the financial statement schedule listed in Item 14 of this Annual Report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all materials respects the information for the year ended September 28, 1997 set forth therein.



                              /s/Ernst & Young LLP

January 12, 1998
Fort Wayne, Indiana

                     STARCRAFT CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------

                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Dollars in Thousands)

                                Balance at           Charged to           Deductions from       Balance at Close
                                Beginning of         Operations            Additions to            of Period
                                  Period                                   Reserves (a)

Allowance for doubtful accounts - deducted from accounts  receivable,  trade, in the consolidated balance sheets:
--------------------------------------------------------------------------------------------------------------------
53 weeks ended                     $ 40                 $ --                   $ --                   $ 40
October 3, 1999

52 weeks ended                     $ 81                 $ --                   $ 41                   $ 40
September 27, 1998

52 weeks ended                     $ 51                 $ 30                   $ --                   $ 81
September 28, 1997
--------------------------------------------------------------------------------------------------------------------

(a)    Write-off of bad debts, less recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                            STARCRAFT CORPORATION

DATE: December 23, 1999                 By: /s/ Kelly L. Rose
                                            ------------------------------------
                                            Kelly L. Rose,
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 23rd day of December, 1999.

1)            Principal Executive Officer:

       By:    /s/   Kelly L. Rose                 Chairman, Chief
              -----------------------------       Executive Officer
              Kelly L. Rose

2)            Principal Financial/
              Accounting Officer:

       By:    /s/   Michael H. Schoeffler         President, Chief Financial
              -----------------------------       Officer, Treasurer, Secretary
              Michael H. Schoeffler

3)            The Board of Directors:


       By:    /s/   Kelly L. Rose                 Director
              -----------------------------
              Kelly L. Rose

       By:    /s/   David J. Matteson             Director
              -----------------------------
              David J. Matteson

       By:    /s/   Allen H. Neuharth             Director
              -----------------------------
              Allen H. Neuharth

       By:    /s/   G. Raymond Stults             Director
              -----------------------------
              G. Raymond Stults

       By:    /s/   Michael H. Schoeffler         Director
              -----------------------------
              Michael H. Schoeffler





                                    22 of 22

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

     4.7       Fourth  Amendment  to  Amended  and  Restated
               Credit  Agreement,  effective  June 29, 1997,
               among   Starcraft   Corporation,    Starcraft
               Automotive Group, Inc.,  Imperial  Automobile
               Group, Inc. and Bank One, Indianapolis,  N.A.
               Incorporated  by  reference to Exhibit 4.7 of
               the  Registrant's  Form  10-K for the  fiscal
               year ending September 28, 1997.                        *

     4.8       Fifth   Amendment  to  Amended  and  Restated
               Credit  Agreement,   effective  December  31,
               1997, among Starcraft Corporation,  Starcraft
               Automotive Group, Inc.,  Imperial  Automobile
               Group, Inc. and Bank One, Indianapolis,  N.A.
               Incorporated  by  reference to Exhibit 4.8 of
               the  Registrant's  Form  10-K for the  fiscal
               year ending September 28, 1997.                        *

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

     4.10      Eighth  Amendment  to  Amended  and  Restated
               Credit  Agreement,   effective  November  23,
               1998, among Starcraft Corporation,  Starcraft
               Automotive Group, Inc.,  Imperial  Automobile
               Group, Inc. and Bank One, Indianapolis,  N.A.
               Incorporated  by reference to Exhibit 4.10 of
               the  Registrant's  Form  10-K for the  fiscal
               year ending September 27, 1998.                        *

     4.11      Rights  Agreement,  dated  as of  August  12,
               1997, between Registrant and Harris Trust and
               Savings Bank,  as Rights Agent.  Incorporated
               by  reference to the  Registrant's  8-A filed
               September 9, 1997.                                     *

     4.12      Promissory  Note  from  Starcraft  Automotive
               Group, Inc. to Bank One, Indiana,  N.A. dated
               November 23, 1998.  Incorporated by reference
               to Exhibit 4.12 of the Registrant's Form 10-K
               for the  fiscal  year  ending  September  27,
               1998.                                                  *

     4.13      Guaranty of Kelly L. Rose to the  obligations
               of Starcraft  Automotive  Group, Inc. to Bank
               One,  Indiana,  N.A. dated November 23, 1998.
               Incorporated  by reference to Exhibit 4.13 of
               the  Registrant's  Form  10-K for the  fiscal
               year ending September 27, 1998.                        *

     4.14      Guaranty   of   Gerald   R.   Stults  to  the
               obligations  of Starcraft  Automotive  Group,
               Inc.  to  Bank  One,   Indiana,   N.A.  dated
               November 23, 1998.  Incorporated by reference
               to Exhibit 4.14 of the Registrant's Form 10-K
               for the  fiscal  year  ending  September  27,
               1998.                                                  *

     4.15      Loan  and  Security  Agreement  by and  among
               Starcraft  Automotive Group,  Inc.,  National
               Mobility Corporation,  Starcraft Corporation,
               Imperial  Automotive Group, Inc. and Foothill
               Capital Corporation,  dated October 30, 1998.
               Incorporated  by reference to Exhibit 4.15 of
               the  Registrant's  Form  10-K for the  fiscal
               year ending September 27, 1998.                        *

     4.16      Secured   Promissory   Note  from   Starcraft
               Automotive  Group, Inc. and National Mobility
               Corporation to Foothill  Capital  Corporation
               dated  October  30,  1998.   Incorporated  by
               reference to Exhibit 4.16 of the Registrant's
               Form  10-K  for  the   fiscal   year   ending
               September 27, 1998.                                    *

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

     10.3(b)   Form  of   First   Addendum   to   Employment
               Agreement  with Kelly L. Rose,  December  31,
               1997.  Incorporated  by  reference to Exhibit
               10.1 of the  Registrant's  Form  10-Q for the
               fiscal year ending March 29, 1998.                     *

     10.3(c)   Second Addendum to Employment  Agreement with
               Kelly L. Rose,  effective  December 15, 1997.
               Incorporated  by reference to Exhibit 10.3(d)
               of the Registrant's  Form 10-K for the fiscal
               year ending September 27, 1998.                        *

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

     10.6      Authorized  Converter Pool Agreement  between
               the  Registrant  and Ford Motor Company dated
               May  7,  1991  and   amended   May  7,  1991.
               Incorporated by reference to Exhibit 10.17 of
               the Registrant's Form S-1.                             **

     10.7      Wholesale  Financing  and Security  Agreement
               between the  Registrant and Ford Motor Credit
               Company dated April 17, 1991. Incorporated by
               reference    to   Exhibit    10.18   of   the
               Registrant's Form S-1.                                 **

     10.8      Intercreditor  Agreement  between  Ford Motor
               Credit  Company  and Bank One,  Indianapolis,
               N.A.  dated July 17,  1992.  Incorporated  by
               reference    to   Exhibit    10.20   of   the
               Registrant's Form S-1.                                 **

     10.9      Truck   Consignment   Agreement  between  the
               Registrant  and  Chrysler  Corporation  dated
               August 29, 1991. Incorporated by reference to
               Exhibit 10.21 of the  Registrant's  Form S-1.          **

     10.10     License   Agreement   by  and   between   the
               Registrant  and   AlliedSignal,   Inc.  dated
               February 18, 1993.  Incorporated by reference
               to  Exhibit  10.22 of the  Registrant's  Form
               S-1.                                                   **

     10.11     Agent    Agreement   by   and   between   the
               Registrant,  Mitsui & Co. (U.S.A.),  Inc. and
               Mitsui  & Co.,  Ltd.  dated  March  1,  1993.
               Incorporated by reference to Exhibit 10.23 of
               the Registrant's Form S-1.                             **

     10.12     License   Agreement   by  and   between   the
               Registrant   and  Starcraft  RV,  Inc.  dated
               September 12, 1991. Incorporated by reference
               to  Exhibit  10.24 of the  Registrant's  Form
               S-1.                                                   **

     10.13     License   Agreement   by  and   between   the
               Registrant    and   Starcraft    Recreational
               Products,   Ltd.   dated  January  18,  1991.
               Incorporated by reference to Exhibit 10.25 of
               the Registrant's Form S-1.                             **

     10.14(a)  Directors'  Share  Plan,  restated  effective
               October 1, 1995. Incorporated by reference to
               Exhibit  10.16(a)  of the  Registrant's  Form
               10-K for the year ending October 1, 1995.              *

     10.14(b)  Directors'    Compensation    Deferral   Plan
               effective  October 1, 1995.  Incorporated  by
               reference   to   Exhibit   10.16(b)   of  the
               Registrant's  Form  10-K for the year  ending
               October 1, 1995.                                       *

     10.15     Intercreditor   Agreement   between   General
               Motors  Acceptance  Corporation  and Bank One
               Indianapolis,   N.A.  dated  July  15,  1994.
               Incorporated by reference to Exhibit 10.24 of
               the  Registrant's  Form  10-K for the  fiscal
               year ending October 2, 1994.                           *

     10.16     GMC  Truck  Special   Vehicle   Manufacturers
               Agreement by and between Starcraft Automotive
               Group,  Inc. and GMC Truck Division,  Truck &
               Bus Group,  General Motors  Corporation dated
               February 1, 1995.  Incorporated  by reference
               to  Exhibit  10.21 of the  Registrant's  Form
               10-K for the year ending October 1, 1995.              *

     10.17     Guaranty of Starcraft  Automotive Group, Inc.
               to the  obligations of Starcraft  Corporation
               to  General  Motors  Acceptance   Corporation
               dated  February  9,  1995.   Incorporated  by
               reference    to   Exhibit    10.23   of   the
               Registrant's  Form  10-K for the year  ending
               October 1, 1995.                                       *

     10.18     Guaranty of Starcraft  Automotive Group, Inc.
               to the  obligations  of  Imperial  Automotive
               Group,   Inc.to  General  Motors   Acceptance
               Corporation    dated    February   9,   1995.
               Incorporated by reference to Exhibit 10.25 of
               the Registrants Form 10-K for the year ending
               October 1, 1995.                                       *

     10.19     Chevrolet Quality Approved Converters Program
               Agreement by and between Starcraft Automotive
               Group,  Inc. and  Chevrolet  Motor  Division,
               General  Motors  Corporation  dated April 10,
               1995.  Incorporated  by  reference to Exhibit
               10.27 of the  Registrant's  Form 10-K for the
               year ending October 1, 1995.                           *

     10.20     Agreement  between  Chrysler  Corporation and
               Starcraft  Automotive  Group, Inc. dated July
               1, 1995. Incorporated by reference to Exhibit
               10.29 of the  Registrant's  Form 10-K for the
               year ending October 1, 1995.                           *

     10.21     Pool  Company   Wholesale  Finance  Plan  and
               Security  Agreement  between  Chrysler Credit
               Corporation and Starcraft  Automotive  Group,
               Inc.  dated  July 1,  1995.  Incorporated  by
               reference    to   Exhibit    10.30   of   the
               Registrant's  Form  10-K for the year  ending
               October 1, 1995.                                       *

     10.22     Warrant to Purchase  200,000 Shares of Common
               Stock of  Starcraft  Corporation,  issued  to
               Kelly  L.  Rose,  dated  November  23,  1998.
               Incorporated by reference to Exhibit 10.33 of
               the  Registrant's  Form  10-K for the  fiscal
               year ending September 27, 1998.                        *

     10.23     Warrant to Purchase  200,000 Shares of Common
               Stock of Starcraft Corporation,  issued to G.
               Ray  Stults,   dated   November   23,   1998.
               Incorporated by reference to Exhibit 10.34 of
               the  Registrant's  Form  10-K for the  fiscal
               year ending September 27, 1998.                        *

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