Form 10-Q
period 2000-01-02
STARCRAFT CORP /IN/
filed 2000-02-08
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the quarter ended January 2, 2000

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

                       Yes  |X|           No  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 4, 2000 - 4,202,928 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                            January 2, 2000
Form 10-Q

                                    - INDEX -

PART I.           FINANCIAL INFORMATION                                     PAGE
                                                                            ----

       Item 1.    Financial Statements

                  Balance Sheets - January 2, 2000 (Unaudited)                 1
                  and October 3, 1999 (Audited)

                  Statements  of  Operations  (Unaudited)
                  for the three month
                  periods ended January 2, 2000
                  and December 27, 1998                                        2

                  Statements  of Cash Flow  (Unaudited)
                  for the  three  month
                  periods ended January 2, 2000
                  and December 27, 1998                                        3

                  Notes to Financial Statements                              4-6

       Item 2.    Management's Discussion and Analysis                       7-8


PART II.          OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K                             9


SIGNATURES                                                                    10

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION


BALANCE SHEETS                                               January 2, 2000      October 3, 1999
                                                             ---------------      ---------------
ASSETS                                                               (Dollars in Thousands)
Current Assets

     Cash and cash equivalents ........................          $    133           $    600
     Trade receivables, less allowance for
          doubtful accounts of $40 for 2000 and 1999 ..            20,339             16,608
     Manufacturers' rebates receivable ................               539                468
     Inventories ......................................            16,268             16,377
     Other ............................................               582                530
                                                                 --------           --------
         Total current assets .........................            37,861             34,583
Property and Equipment

     Land, buildings, and improvements ................             6,398              6,355
     Machinery and equipment ..........................             6,761              6,677
                                                                 --------           --------
                                                                   13,159             13,032
     Less accumulated depreciation ....................             5,461              5,168
                                                                 --------           --------
                                                                    7,698              7,864

Goodwill, at amortized cost ...........................             1,233              1,258
Other assets ..........................................                77                 76
                                                                 --------           --------
                                                                 $ 46,869           $ 43,781
                                                                 ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

     Current maturity of long-term debt ...............          $  1,057           $  1,057
     Accounts payable, trade ..........................            16,938             18,496
     Accrued expenses:
         Warranty .....................................             2,346              1,972
         Compensation and related expenses ............               633                384
         Taxes ........................................               869              1,014
         Other ........................................               836              1,468
                                                                 --------           --------
 Total current liabilities ............................            22,679             24,391

Long Term Debt ........................................            16,436             13,506
Minority Interest in Subsidiary .......................             2,464              1,698

Shareholders' Equity
     Preferred Stock, no par value;
         authorized but unissued
         2,000,000 shares
     Common Stock, no par value;
          10,000,000 shares authorized
          4,202,928 shares issued as of January 2, 2000
          and 4,176,928 as of October 3, 1999 .........            14,194             14,144
     Additional paid-in capital .......................             1,008              1,008
     Retained earnings deficit ........................            (9,912)           (10,966)
                                                                 --------           --------
          Total shareholders' equity ..................             5,290              4,186
                                                                 --------           --------
                                                                 $ 46,869           $ 43,781
                                                                 ========           ========

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF OPERATIONS

                                                      3 Months Ended
                                           -------------------------------------
                                           January. 2, 2000   December. 27, 1998
                                           ----------------   ------------------
                                                   (Dollars in thousands)
Net Sales
     Domestic ......................          $ 34,010           $ 11,331
     Export ........................             2,183                803
                                              --------           --------
                                                36,193             12,134

Cost of Goods Sold .................            28,687             11,176
                                              --------           --------
     Gross profit ..................             7,506                958

Operating Expenses

     Selling and promotion .........             1,086                876
     General and administrative ....             2,064              1,646
                                              --------           --------
                                                 3,150              2,522
                                              --------           --------

     Operating Income (Loss) .......             4,356             (1,564)



Nonoperating (Expense) Income

     Interest expense ..............              (380)              (287)
     Other income (expense) net ....                31                 31
                                              --------           --------
                                                  (349)              (256)
                                              --------           --------

     Income(Loss) Before Minority

           Interest and Income Taxes             4,007             (1,820)

      Minority Interest in Income

            of Subsidiary ..........             2,765                  0
     Income Taxes ..................               188                  0
                                              --------           --------


     NET INCOME (LOSS) .............          $  1,054           $ (1,820)
                                              ========           ========

     EARNINGS (LOSS) PER SHARE .....          $   0.25           $  (0.44)
                                              ========           ========

     EARNINGS (LOSS) PER SHARE

            ASSUMING DILUTION ......          $   0.22           $  (0.44)
                                              ========           ========

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF CASH FLOW

                                                       3 Months Ended
                                               ----------------------------------
                                               January 2, 2000  December 27, 1998
                                               ---------------  -----------------

                                                     (Dollars in Thousands)

Operating Activities

     Net Income (Loss) ..................          $ 1,054           $(1,820)
     Adjustments to reconcile net loss to

        net cash provided by operating

        activities:

         Depreciation and amortization ..              318               295
         Minority interest ..............              766                 0
         Change in operating

            assets and liabilities:

                  Receivables ...........           (3,802)              197
                  Inventories ...........              109              (543)
                  Other .................              (52)             (272)
                  Accounts payable ......           (1,558)              443
                  Accrued expenses ......             (154)           (1,153)
                                                   -------           -------
         Net Cash from

            operating activities ........           (3,319)           (2,853)

Investing Activities

     Purchase of property and equipment .             (143)             (249)
     Other ..............................               15              (154)
                                                   -------           -------
         Net cash from

            investing  activities .......             (128)             (403)
 Financing Activities

     Borrowings on credit agreements ....            3,275             2,182
       Payments on credit agreement .....             (124)                0
     Payments on long-term debt .........             (221)              (57)
     Issuance of Common Stock ...........               50                 0
                                                   -------           -------
         Net cash from financing

            activities ..................            2,980             2,125

Decrease in Cash and Cash

     Equivalents ........................             (467)           (1,131)
     Cash and cash equivalents at
        beginning of period .............              600             1,369
                                                   -------           -------
     Cash and cash equivalents at
        end of period ...................          $   133           $   238
                                                   =======           =======

NOTES TO FINANCIAL STATEMENTS
STARCRAFT CORPORATION

January 2, 2000

--------------------------------------------------------------------------------


Note 1.           Basis of Presentation

                  The accompanying unaudited financial statements of Starcraft Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Reference is made to the Company's audited financial statements set forth in its annual report on Form 10-K for its fiscal year ended October 3, 1999.

                  In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three month period ended January 2, 2000 and the three month period ended December 27, 1998. The results of operations for the three months ended January 2, 2000 are not necessarily indicative of the results which may be expected for the year ending October 1, 2000.

Note 2.           Inventories

                  The composition of inventories is as follows (dollars in thousands):

                                       January 2, 2000    October 3, 1999
                                       ---------------    ---------------
                  Raw Materials           $ 10,485         $ 10,844
                  Chassis                    2,788            1,918
                  Work in Process            1,846            1,940
                  Finished Goods             1,149            1,675
                                          --------         --------
                                          $ 16,268         $ 16,377
                                          ========         ========

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


Note 3.           Earnings Per Share

                  The computation of earnings per share and earnings per share assuming dilution follows (in thousands, except per share amounts):

                                                           3 Months
                                            --------------------------------------
                                            January 2, 2000      December 27, 1998
                                            ---------------      -----------------
Earnings per share
    Net income (loss) available
     to common stockholders                      $ 1,054             ($1,820)
                                                 =======             =======

     Weighted average common
     shares outstanding                            4,187               4,134
                                                 =======             =======


EARNINGS (LOSS) PER SHARE                        $  0.25             ($ 0.44)
                                                 =======             =======


Earnings per share
    Assuming dilution

     Net income (loss) available
     to common stockholders                      $ 1,054             ($1,820)
                                                 =======             =======

     Weighted average common
     shares outstanding                            4,187               4,134

     Add: Dilutive effects of
              assumed exercises:
                Incentive Stock Options              274
                Warrants                             259                 (a)
                Other                                  1
                                                 -------             -------

     Weighted average common
     and dilutive potential common
     shares outstanding                            4,721               4,134
                                                 =======             =======

EARNINGS PER SHARE
    ASSUMING DILUTION                            $  0.22             ($ 0.44)
                                                 =======             =======


     (a) Calculation does not reflect the effect of the employee stock options and warrants outstanding since their effect is antidilutive.

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


Note 4. The tables below present information about segments used by the chief operating decision maker of the Company for the three month periods ended January 2, 2000 and December 27, 1998.

                                                            3 Months
                                                 ----------------------------------
                                                 January 2, 2000  December 27, 1998
                                                 ---------------  -----------------
    Net sales by geographic region:
         Conversion vehicle products:
         Domestic                                   $  8,723           $ 10,114
         Export:
                  Japan                                1,197                267
                  Europe                                 446                520
                  Middle East                            367                 16
                  Other                                  173                  0

          OEM automotive supply:
              Domestic                                25,287              1,217
           Export                                         --                 --
                                                    --------           --------
                                                    $ 36,193           $ 12,134
                                                    ========           ========


Operating income (loss):
         Conversion vehicle products                ($ 1,297)          ($   799)
         OEM automotive supply                         3,015               (259)
                                                    --------           --------
                                                    $  1,718           ($ 1,058)
                                                    ========           ========



                                                 January 2, 2000   October 3, 1999

Total Assets:
         Conversion vehicle products                $ 27,141           $ 25,155
         OEM automotive supply                        19,728             18,626
                                                    --------           --------
                                                    $ 46,869           $ 43,781
                                                    ========           ========

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS

STARCRAFT CORPORATION

--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS
           Comparison of the three months ended January 2, 2000 (First
               Quarter Fiscal Year 2000) to the three months ended
               December 27, 1998 (First Quarter Fiscal Year 1999)

--------------------------------------------------------------------------------


Net Sales

Net sales for the quarter ended January 2, 2000 rose $24.1 million to $36.2 million from $12.1 million for the quarter ended December 27, 1998. This growth is primarily from the OEM automotive supply segment. Automotive supply sales in the fiscal 2000 quarter were $25.3 million resulting from two fully operational customer contracts while the prior year quarter sales of $1.2 million were generated from a contract in a start up phase. Export sales, primarily from the conversion vehicle segment increased to $2.2 million in the fiscal 2000 quarter due to chassis availability and customer order timing for the Japanese market.

Gross profit increased to $7.5 million (20.7% of sales) for the quarter ended January 2, 2000 from $1.0 million (7.9% of sales) for the quarter ended December 27, 1998. The increase in gross profit is attributable to the sales growth and a higher margin on the OEM automotive supply segment compared to the conversion
vehicle  segment.   Selling  and  promotion  expense  increased  due  to  higher commissions on the sales growth. The $418,000 increase in general and administrative expense in the fiscal 2000 quarter is due to the OEM automotive supply segment supporting an additional plant operation.

Interest expense increased to $380,000 for the fiscal 2000 first quarter from $287,000 for the fiscal 1999 first quarter. The increase is due to higher borrowings levels required to fund the working capital growth from the higher sales levels. Minority interest results from the Company owning 50% of the OEM automotive supply segment. Income taxes for the fiscal 2000 quarter were $188,000 resulting from various state tax obligations. The Company does not have federal income tax expense at this time due to existing tax credit carry forwards generated from prior year losses.

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


SEASONALITY AND TRENDS

The Company's sales and profits are dependent on the automotive markets in the United States and overseas, primarily Japan and Europe, and the OEM's ability to supply vehicle chassis. The OEM automotive supply segment is dependent on specific long-term customer contracts. The business tends to be seasonable with stronger sales in March through July and is influenced by a number of factors including atypical weather for any sales region and OEM programs affecting the price, supply and delivery of vehicle chassis.

The Company eliminated much excess production capacity and reduced overhead in the last several years to address the decline in revenue. In 1997, the Company began a plan to diversify both its product base and target markets as it acquired National Mobility Corporation. In 1998, the Company continued to pursue its cost reduction and diversification strategy with the introduction of the shuttle bus product and the start-up of the OEM automotive supply business. The Company plans to continue to develop these new products and to increase its offerings in the vehicle conversion commercial market.

LIQUIDITY AND CAPITAL RESOURCES

Funds available under the Company's revolving credit agreement were adequate to finance operations and provide for capital expenditures during the three months ended January 2, 2000.

Operations used $3.3 million of cash in the first three months of fiscal 2000 compared to a usage of cash of $2.9 million in the fiscal 1999 period. Trade receivables at January 2, 2000 are 22% higher than October 3, 1999 primarily due to the increased OEM Automotive Supply business. The accounts payable declined $1.6 million in the fiscal 2000 first quarter primarily due to satisfaction of chassis obligations from the Company's European business.

The Company spent $143,000 on capital expenditures during the three months ended January 2, 2000 primarily for computer equipment.

The Company's use of cash for operations and investing activities was financed by bank debt. As of January 2, 2000, bank debt was $17.5 million.

The Company believes that future cashflows from operations, funds available under its bank revolving credit agreements, and the continued use of OEM financing arrangements to manage its chassis inventory will be sufficient to satisfy its anticipated operating needs and capital improvements for fiscal 2000.

On June 23, 1999, the Company was placed on a conditional listing for the Nasdaq Small Cap Market as it continued to work to meet the Market's net tangible asset requirements. The terms of the conditional listing established dates by which Starcraft was required to achieve certain net tangible asset or profitability levels and by which reports establishing compliance with the exception were required to be provided to Nasdaq and filed with the SEC. The first such report was provided to Nasdaq by July 21, 1999 and the latest report related to the Company's 10-K for fiscal 1999 filed in December, 1999. The Company met the terms of the conditional listing. Effective January 20, 2000, the conditional listing was terminated and the Company was granted continued listing on the NASDAQ Small Cap Market.

The foregoing discussion contains forward looking statements regarding cost savings, adequacy of capital resources, seasonality and supply of, and demand for, the Company's products, and the prospects of Management's operating strategies, all of which are subject to a number of important factors which may cause the Company's projections to be materially inaccurate. Some of such factors are described in the Company's Form 10-K for the year ended October 3, 1999, under the subsection entitled "Discussion of Forward-Looking Information" which is incorporated herein by reference.

PART II.          OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K

                  (a)      The following are filed as exhibits to this report.

                           Exhibit No.
                           ----------

                           10.1 First Amendment to Starcraft Corporation 1997 Stock Incentive Plan.

                           27         Financial Data Schedule.



                  (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STARCRAFT CORPORATION
                                          ---------------------
                                               (Registrant)



February 7, 2000                      By: /s/       Kelly L. Rose
                                          -----------------------
                                          Kelly L. Rose
                                          Chairman of the Board and
                                          Chief Executive Officer

                                      By: /s/       Michael H. Schoeffler
                                          -------------------------------
                                          Michael H. Schoeffler
                                          President and Chief Financial Officer