Form 10-Q
period 2000-04-02
STARCRAFT CORP /IN/
filed 2000-05-17
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the quarter ended April 2, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 1, 2000 - 4,217,559 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                              April 2, 2000
Form 10-Q

                                                     - INDEX -



PART I.           FINANCIAL INFORMATION                                     PAGE
                                                                            ----

       Item 1.    Financial Statements

                  Balance Sheets - April 2, 2000 (Unaudited)                   1
                  and October 3, 1999 (Audited)

                  Statements of Operations (Unaudited) for the three month     2
                  periods ended April 2, 2000 and March 28, 1999 and the six month periods ended April 2, 2000 and March 28, 1999

                  Statements of Cash Flow (Unaudited) for the six month        3
                  periods ended April 2, 2000 and March 28, 1999

                  Notes to Financial Statements                              4-7

       Item 2.    Management's Discussion and Analysis                      8-10


PART II.          OTHER INFORMATION

       Item 4.    Submission of Matters to a Vote of Security Holders         11

       Item 6.    Exhibits and Reports on Form 8-K                            11


SIGNATURES                                                                    12

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION


BALANCE SHEETS                                                         April 2, 2000      October 3, 1999
                                                                       -------------      ---------------
ASSETS                                                                     (Dollars in Thousands)
Current Assets

     Cash and cash equivalents ................................          $    724           $    600
     Trade receivables, less allowance for
          doubtful accounts of $40 for 2000 and 1999 ..........            24,112             16,608
     Manufacturers' rebates receivable ........................               203                468
     Inventories ..............................................            16,465             16,377
     Other ....................................................               395                530
                                                                         --------           --------
         Total current assets .................................            41,899             34,583
Property and Equipment

     Land, buildings, and improvements ........................             6,410              6,355
     Machinery and equipment ..................................             6,346              6,677
                                                                         --------           --------
                                                                           12,756             13,032
     Less accumulated depreciation ............................             5,448              5,168
                                                                         --------           --------
                                                                            7,308              7,864
Goodwill, at amortized cost ...................................             1,209              1,258
Other assets ..................................................               116                 76
                                                                         --------           --------
                                                                         $ 50,532           $ 43,781
                                                                         ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

     Current maturities of long-term debt .....................          $  1,057           $  1,057
     Accounts payable, trade ..................................            21,401             18,496
     Accrued expenses:
         Warranty .............................................             2,543              1,972
         Income tax payable ...................................               388                 --
         Compensation and related expenses ....................               324                384
         Taxes ................................................               774              1,014
         Other ................................................             1,242              1,468
                                                                         --------           --------
 Total current liabilities ....................................            27,729             24,391

Long -Term Debt ...............................................            13,715             13,506
Minority Interest in Subsidiary ...............................             1,952              1,698

Shareholders' Equity
     Preferred Stock, no par value;
         authorized but unissued
         2,000,000 shares
     Common Stock, no par value;
          10,000,000 shares authorized
          4,212,059 shares issued as of April 2, 2000
          and 4,176,928 as of October 3, 1999 .................            14,271             14,144
      Warrants (See Note 5) ...................................                --                 --
      Additional paid-in capital ..............................             1,008              1,008
     Accumulated deficit ......................................            (8,143)           (10,966)
                                                                         --------           --------
          Total shareholders' equity ..........................             7,136              4,186
                                                                         --------           --------
                                                                         $ 50,532           $ 43,781
                                                                         ========           ========

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF OPERATIONS

                                                               3 Months Ended                        6 Months Ended
                                                     -------------------------------------------------------------------------
                                                      April 2, 2000     March 28, 1999       April 2, 2000     March 28, 1999
                                                     -------------      --------------       -------------     --------------
                                                                 (Dollars in thousands, except per share amounts)

Net Sales
     Domestic .................................          $ 30,985           $ 14,793           $ 64,995           $ 26,124
     Export ...................................             5,370              3,846              7,553              4,649
                                                         --------           --------           --------           --------
                                                           36,355             18,639             72,548             30,773

Cost of Goods Sold ............................            28,895             15,241             57,582             26,417
                                                         --------           --------           --------           --------
         Gross profit .........................             7,460              3,398             14,966              4,356

Operating Expenses

     Selling and promotion ....................             1,334              1,077              2,420              1,953
     General and administrative ...............             2,206              1,904              4,270              3,550
                                                         --------           --------           --------           --------
                                                            3,540              2,981              6,690              5,503
                                                         --------           --------           --------           --------
     Operating Income (Loss) ..................             3,920                417              8,276             (1,147)


Nonoperating (Expense) Income

     Interest, net ............................              (386)              (323)              (766)              (610)
     Other, net ...............................               (62)                28                (31)                59
                                                         --------           --------           --------           --------
                                                             (448)              (295)              (797)              (551)
                                                         --------           --------           --------           --------

     Income(Loss) before minority
         interest and income taxes ............             3,472                122              7,479             (1,698)

Minority Interest .............................             1,488                 --              4,253                 --
                                                         --------           --------           --------           --------

     Income (Loss) before income taxes ........             1,984                122              3,226             (1,698)

Income Taxes ..................................               215                  0                403                  0
                                                         --------           --------           --------           --------

     NET INCOME (LOSS) ........................          $  1,769           $    122           $  2,823           $ (1,698)
                                                         ========           ========           ========           ========

     EARNINGS (LOSS) PER SHARE ................          $   0.42           $   0.03           $   0.67           $  (0.41)
                                                         ========           ========           ========           ========


     EARNINGS (LOSS) PER SHARE
            ASSUMING DILUTION .................          $   0.37           $   0.03           $   0.59           $  (0.41)
                                                         ========           ========           ========           ========

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF CASH FLOW

                                                           6 Months Ended
                                                    April 2, 2000   March 28, 1999
                                                    -------------   --------------
                                                        (Dollars in Thousands)

Operating Activities
     Net Income (Loss) ....................          $ 2,823           $(1,698)
     Adjustments to reconcile net loss to
        net cash provided by operating

       activities:

     Depreciation and amortization ........              631               607
     Minority Interest ....................              253                --

         Change in operating

            assets and liabilities:

                  Receivables .............           (7,239)             (940)
                  Inventories .............              (88)           (4,793)
                  Other ...................              135              (324)
                  Accounts payable ........            2,905             7,824
                  Accrued expenses ........              433              (537)
                                                     -------           -------
         Net Cash from
            operating activities ..........             (147)              139

Investing Activities

     Purchase of property and equipment ...             (214)             (666)
     Other ................................               76              (343)
     Proceeds from sale of property
        and equipment .....................               73                --
                                                     -------           -------

         Net cash from
            investing  activities .........              (65)           (1,009)
 Financing Activities

     Borrowings on credit agreements ......            3,592             3,025
     Repayments on credit agreements ......           (2,883)           (2,374)
     Payments on long-term installment debt             (500)             (371)
     Issuance of Common Stock .............              127                --
                                                     -------           -------
         Net cash from financing
            activities ....................              336               280

Increase (Decrease) in Cash and Cash

     Equivalents ..........................              124              (590)
     Cash and cash equivalents at
        beginning of period ...............              600             1,369
                                                     -------           -------
     Cash and cash equivalents at
        end of period .....................          $   724           $   779
                                                     =======           =======

NOTES TO FINANCIAL STATEMENTS

STARCRAFT CORPORATION

April 2, 2000

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

                  In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three month and six month periods ended April 2, 2000 and March 28, 1999. The results of operations for the six months ended April 2, 2000 are not necessarily indicative of the results which may be expected for the year ending October 1, 2000.

Note 2.           Inventories

                  The composition of inventories is as follows (dollars in thousands):

                                         April 2, 2000       October 3, 1999
                                         -------------       ---------------
                  Raw Materials            $10,783              $10,844
                  Chassis                      984                1,918
                  Work in Process            2,012                1,940
                  Finished Goods             2,686                1,675
                                           -------              -------
                                           $16,465              $16,377
                                           =======              =======

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


Note 3.           Earnings Per Share

                  The computation of earnings per share and earnings per share assuming dilution follows (in thousands, except per share amounts):


                                                            3 Months                                 6 Months
                                              -----------------------------------         ----------------------------------
                                              April 1, 2000        March 28, 1999         April 2, 2000       March 28, 1999
                                              -------------        --------------         -------------       --------------
Earnings per share
    Net income (loss) available
     to common stockholders                      $ 1,769               $   122               $ 2,823               $(1,698)
                                                 =======               =======               =======               =======

     Weighted average common

     shares outstanding                            4,205                 4,147                 4,196                 4,142
                                                 =======               =======               =======               =======



EARNINGS (LOSS) PER SHARE                        $  0.42               $  0.03               $  0.67               $ (0.41)
                                                 =======               =======               =======               =======

Earnings per share
    Assuming dilution

     Net income (loss) available
     to common stockholders                      $ 1,769               $   122               $ 2,823               $(1,698)
                                                 =======               =======               =======               =======

     Weighted average common

     shares outstanding                            4,205                 4,147                 4,196                 4,142

     Add: Dilutive effects of
              assumed exercises:
                Incentive Stock Options              274                   142                   274
                Warrants                             291                   140                   295                   (a)
                Other                                  6                    --                     5
                                                 -------               -------               -------               -------

     Weighted average common
     and dilutive potential common
     shares outstanding                            4,776                 4,429                 4,770                 4,142
                                                 =======               =======               =======               =======


EARNINGS PER SHARE
             ASSUMING DILUTION                   $  0.37               $  0.03               $  0.59               $ (0.41)
                                                 =======               =======               =======               =======


                  (a) Calculation does not reflect the effect of the employee stock options and warrants outstanding since their effect is antidilutive.

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


Note 4. The tables below present information about segments used by the chief operating decision maker of the Company for the three and six month periods ended April 2, 2000 and March 28, 1999.

                                                          3 Months                                 6 Months
                                              --------------------------------------------------------------------------
                                              April 2, 2000      March 28, 1999         April 2, 2000     March 28, 1999
                                              -------------      --------------         -------------     --------------
    Net sales by geographic region:
         Conversion Vehicle Products:
         Domestic                                $ 11,553             $ 10,803             $ 20,276              $ 20,917
         Export:
                  Japan                             2,355                2,879                3,552                 3,146
                  Europe                            2,621                  914                3,067                 1,434
                  Middle East                         103                   47                  470                    63
                  Other                               291                    6                  464                     6

          OEM Automotive Supply:
              Domestic                             19,432                3,990               44,719                 5,207
           Export                                      --                   --                   --                    --
                                                 --------             --------             --------              --------
                                                 $ 36,355             $ 18,639             $ 72,548              $ 30,773
                                                 ========             ========             ========              ========


Operating income (loss):
         Conversion Vehicle Products             $    874             $    663             $   (423)             $   (136)
         OEM Automotive Supply                      1,652                  178                4,667                   (81)
                                                 --------             --------             --------              --------
                                                 $  2,526             $    841             $  4,244              $   (217)
                                                 ========             ========             ========              ========




                                              April 2, 2000   October 3, 1999
                                              -------------   ---------------
         Total Assets:
           Conversion Vehicle Products          $   33,174        $  25,155
           OEM Automotive Supply                    17,358           18,626
                                                ------------     ----------
                                                $   50,532        $  43,781
                                                ===========      ==========

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


Note 5.           Warrants / Related Party Transaction

                  On November 20, 1998 the Company issued warrants to purchase shares of common stock to two individuals, both of whom are currently directors and one of whom is an officer of the Company, as incentive for their partial guarantee of the Company's long-term debt. The individuals can each purchase up to 200,000 shares of common stock of the Company for $2.20 per share which was the ten day average market price preceding the date of issuance. The warrants have a five year term.

                  The Company has elected to follow APB 25 and related interpretations in accounting for its warrants. Under APB 25 no compensation expense has been recognized because the exercise price of the Company's warrants has equaled the market price of the underlying stock on the date of grant. Proforma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," (FAS 123") and has been determined as if the Company had accounted for its warrants issued in 1999 under the fair value method of FAS 123. The fair value was estimated as of the date of grant using a Black-Sholes option pricing model using a risk free interest rate of 4.8%, a 0% dividend yield, a volatility factor of 58% and an expected life of 3 years. The Company's proforma net income was $146,000 or $0.04 earnings per share, $0.03 earnings per share assuming dilution, for fiscal year 1999.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


                              RESULTS OF OPERATIONS

           Comparison of the three months ended April 2, 2000 (Second
               Quarter Fiscal Year 2000) to the three months ended
                March 28, 1999 (Second Quarter Fiscal Year 1999)

--------------------------------------------------------------------------------


Net Sales

Net sales for the quarter ended April 2, 2000 increased $17.7 million to $36.3 million from $18.6 million for the quarter ended March 28, 1999. This growth is primarily from the OEM Automotive Supply segment. OEM Automotive Supply sales in the fiscal 2000 quarter were $19.4 million resulting from the Company's performance under two customer contracts for the full fiscal quarter while the prior year quarter sales of $4.0 million were generated from operations under one customer contract in the start-up phase. Export sales, primarily from the Conversion Vehicle segment, increased $1.5 million to $5.4 million in the fiscal 2000 quarter from $3.9 million in the fiscal 1999 quarter due to higher sales in Europe.

Gross profit increased to $7.5 million (20.5% of sales) for the quarter ended April 2, 2000 from $3.4 million (18.2% of sales) for the quarter ended March 28, 1999. The increase in gross profit is attributable to sales growth and higher margin on the OEM Automotive Supply segment compared to the Conversion Vehicle segment. Selling and promotion expense increased to $1.3 million for the quarter ended April 2, 2000 from $1.1 million for the quarter ended March 28, 1999. The increase is primarily due to commissions on the increased conversion vehicle sales and increased salesmen to support the expanded sales network. General and administrative expense increased to $2.2 million in the fiscal 2000 quarter from $1.9 million for the quarter ended March 28, 1999 primarily due to the OEM Automotive Supply segment supporting an additional plant operation.

Interest expense increased to $386,000 for the fiscal 2000 quarter from $323,000 for the fiscal 1999 quarter. The increase is due to higher borrowing levels required to fund the working capital growth from the higher sales levels. Minority interest results from the Company owning 50% of the OEM Automotive Supply segment. Income taxes for the fiscal 2000 quarter were $215,000 resulting from various state tax obligations. The Company does not have federal income tax expense at this time due to existing tax credit carry forwards generated from prior year losses which were fully reserved.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


                              RESULTS OF OPERATIONS
                Comparison of the six months ended April 2, 2000
                     to the six months ended March 28, 1999

--------------------------------------------------------------------------------


Net Sales

Net sales for the fiscal 2000 period increased $41.8 million to $72.5 million from $30.7 million for the fiscal 1999 period. This growth is primarily from the OEM automotive supply segment. OEM Automotive Supply sales in the fiscal 2000 period were $44.7 million resulting from the Company's performance under two customer contracts for the full fiscal six month period while the prior year six month period sales of $5.2 million were generated from operations under one customer contract in the start-up phase. Export sales, primarily from the Conversion Vehicle segment, increased $2.9 million to $7.6 million in the fiscal 2000 period from $4.7 million in the fiscal 1999 period primarily due to higher sales in Europe, and improved economic conditions in Asia.

Gross profit increased to $15.0 million (20.6% of sales) for the 2000 fiscal period from $4.4 million (14.2% of sales) for the fiscal 1999 period. The increase in gross profit is attributable to the sales growth and higher margin on the OEM Automotive Supply segment compared to the Conversion Vehicle segment. Selling and promotion expense increased to $2.4 million for the fiscal 2000 period from $2.0 million for the fiscal 1999 period. The increase is primarily due to commissions on the increased conversion vehicle sales and increased salesmen to support the expanded sales network. General and administrative expense increased to $4.3 million in the fiscal 2000 period from $3.6 million for the fiscal 1999 period. The increase is primarily due to the OEM Automotive Supply segment supporting an additional plant operation.

Interest expense increased to $766,000 for the fiscal 2000 period from $610,000 from the fiscal 1999 period. The increase is due to higher borrowing levels required to fund the working capital growth from the higher sales levels. Minority interest results from the Company owning 50% of the OEM Automotive Supply segment. Income taxes for the fiscal 2000 period were $403,000 resulting from various state tax obligations. The Company does not have federal income tax expense at this time due to existing tax credit carry forwards generated from prior year losses which were fully reserved.

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

LIQUIDITY AND CAPITAL RESOURCES

Funds available under the Company's revolving credit agreement were adequate to finance operations and provide for capital expenditures during the six months ended April 2, 2000.

Operations consumed $147,000 of cash in the first six months of fiscal 2000 compared to generating cash of $139,000 in the fiscal 1999 period. Trade receivables at April 2, 2000 are 45% higher than October 3, 1999 primarily due to the increased OEM automotive supply and export business in the second quarter which has 45 day payment terms. Accounts payable increased $2.9 from October 3, 1999 due to increased chassis purchases.

Capital expenditures for the 2000 year-to-date were $214,000, primarily for building improvements, and machinery and equipment.

The Company's use of cash for operations and investing activities was financed by bank debt. At the end of March 2000, bank debt was $14.8 million.

The Company believes that future cashflows from operations, funds available under its bank revolving credit agreement, and the continued use of OEM financing arrangements to manage its chassis inventory will be sufficient to satisfy its anticipated operating needs and capital improvements for 2000.

The Company has had significant working capital growth and liquidity over the last year as the Company's sales increased. The Company believes its objectives for growth over the next few years can be accomplished with minimal capital investment and that its internal resources and existing or refinanced credit facilities will provide sufficient liquidity for such purposes.

The Company's current debt arrangement expires in November 2001 and such debt is payable to the financial institution. The Company believes that with the improvement in the Company's operations, such debt will be reduced and will likely be refinanced with extended terms prior to the expiration of the debt agreement.

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

PART II.          OTHER INFORMATION

       Item 4.    Submission of matters to a Vote of Security Holders

                  (a)       Business conducted:

                              1)     Election of Director Nominees:
                                                               Votes Cast

                                                             For        Withheld
                                       Kelly L. Rose       4,067,059     3,175

                                       David J. Matteson   4,067,084     3,150


                              2) Approval and Ratification of the appointment of Crowe, Chizek and Company LLP as auditors for the Company for the fiscal year ending October 1, 2000:

                                                     Votes Cast
                                                                        Broker
                                       For            Against        (Non-votes)
                                       ---            -------        -----------
                                     4,064,159         5,725            350

                             3) Approval of Amendment of Stock Incentive Plan to increase the number of shares available for issuance under the 1997 Stock Incentive Plan by 250,000 share:

                                                   Votes Cast

                                                                        Broker
                                   For         Abstain      Against  (Non-votes)
                                   ---         -------      -------  -----------
                                2,427,361      121,800       10,525   1,510,548



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

                                                STARCRAFT CORPORATION
                                                ---------------------
                                                     (Registrant)



May 17, 2000                            By:     /s/       Michael H. Schoeffler
                                                -------------------------------
                                                Michael H. Schoeffler
                                                President and
                                                Chief Operating Officer




                                        By:     /s/       Richard J. Mullin
                                                ---------------------------
                                                Richard J. Mullin
                                                Chief Financial Officer