Form 10-Q
period 2000-07-02
STARCRAFT CORP /IN/
filed 2000-08-14
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the quarter ended July 2, 2000

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

                       Yes  |X|               No  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 7, 2000 - 4,242,059 shares of Common Stock, without par value.

STARCRAFT CORPORATION
Form 10-Q

                                    - INDEX -



PART I.           FINANCIAL INFORMATION                                    PAGE
                                                                           ----

       Item 1.    Financial Statements

                  Balance Sheets - July 2, 2000 (Unaudited)                    1
                  and October 3, 1999 (Audited)

                  Statements of Operations (Unaudited) for the three month     2
                  periods ended July 2, 2000 and June 27, 1999 and the nine month periods ended July 2, 2000 and June 27, 1999

                  Statements of Cash Flow (Unaudited) for the nine month       3
                  periods ended July 2, 2000 and June 27, 1999

                  Notes to Financial Statements                              4-7

       Item 2.    Management's Discussion and Analysis                      8-11


PART II.          OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K                            12


SIGNATURES                                                                    13

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION
BALANCE SHEETS                                               July 2, 2000     October 3, 1999
                                                             ------------     ---------------
ASSETS                                                           (Dollars in Thousands)
Current Assets
     Cash and cash equivalents .....................          $  1,258           $    600
     Trade receivables, less allowance for doubtful
          accounts of $175 for 2000 and $40 for 1999            22,386             16,608
     Manufacturers' rebates receivable .............               302                468
     Inventories ...................................            16,087             16,377
     Other .........................................             1,426                530
                                                              --------           --------
         Total current assets ......................            41,459             34,583
Property and Equipment

     Land, buildings, and improvements .............             6,466              6,355
     Machinery and equipment .......................             6,601              6,677
                                                              --------           --------
                                                                13,067             13,032
     Less accumulated depreciation .................             5,744              5,168
                                                              --------           --------
                                                                 7,323              7,864

Goodwill, at amortized cost ........................             1,184              1,258
Other assets .......................................               352                 76
                                                              --------           --------
                                                              $ 50,318           $ 43,781
                                                              ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Current maturities of long-term debt ..........          $  1,057           $  1,057
     Accounts payable, trade .......................            22,662             18,496
     Accrued expenses:
         Warranty ..................................             2,334              1,972
         Income tax payable ........................               248                 --
         Compensation and related expenses .........               671                384
         Taxes .....................................               566              1,014
         Other .....................................             1,268              1,468
                                                              --------           --------
 Total current liabilities .........................            28,806             24,391

Long -Term Debt ....................................            11,376             13,506
Minority Interest in Subsidiary ....................             2,700              1,698

Shareholders' Equity
     Preferred Stock, no par value;
         authorized but unissued
         2,000,000 shares
     Common Stock, no par value;
          10,000,000 shares authorized
          4,237,559 shares issued as of July 2, 2000
          and 4,176,928 as of October 3, 1999 ......            14,354             14,144
      Warrants (See Note 5) ........................                --                 --
      Additional paid-in capital ...................             1,008              1,008
     Accumulated deficit ...........................            (7,926)           (10,966)
                                                              --------           --------
          Total shareholders' equity ...............             7,436              4,186
                                                              --------           --------
                                                              $ 50,318           $ 43,781
                                                              ========           ========

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF OPERATIONS

                                                         3 Months Ended                          9 Months Ended
                                                --------------------------------------   -------------------------------
                                                July 2, 2000         June 27, 1999       July 2, 2000      June 27, 1999
                                                ------------         -------------       ------------      -------------
                                                                         (Dollars in thousands, except per share amounts)

Net Sales
     Domestic ...........................          $  30,745           $  26,092           $  95,740           $  52,216
     Export .............................              2,336               2,020               9,889               6,669
                                                   ---------           ---------           ---------           ---------
                                                      33,081              28,112             105,629              58,885
Cost of Goods Sold ......................             27,563              22,385              85,145              48,802
                                                   ---------           ---------           ---------           ---------
         Gross profit ...................              5,518               5,727              20,484              10,083
Operating Expenses
     Selling and promotion ..............              1,296               1,258               3,716               3,211
     General and administrative .........              2,372               2,022               6,642               5,572
                                                   ---------           ---------           ---------           ---------
                                                       3,668               3,280              10,358               8,783
                                                   ---------           ---------           ---------           ---------
     Operating Income ...................              1,850               2,447              10,126               1,300
Nonoperating (Expense) Income
     Interest, net ......................               (343)               (310)             (1,109)               (920)
     Other, net .........................                 31                  30                  --                  89
                                                   ---------           ---------           ---------           ---------
                                                        (312)               (280)             (1,109)               (831)
                                                   ---------           ---------           ---------           ---------
     Income before minority .............              1,538               2,167               9,017                 469
         interest and income taxes
Minority Interest in income of Subsidiary              1,278                 677               5,531                 677
                                                   ---------           ---------           ---------           ---------

     Income (Loss) before income taxes ..                260               1,490               3,486                (208)
Income Taxes ............................                 43                  --                 446                  --
                                                   ---------           ---------           ---------           ---------
     NET INCOME (LOSS) ..................          $     217           $   1,490           $   3,040                (208)
                                                   =========           =========           =========           =========
     EARNINGS (LOSS) PER SHARE ..........          $    0.05           $    0.36           $    0.72           $   (0.05)
                                                   =========           =========           =========           =========


     EARNINGS (LOSS) PER SHARE
            ASSUMING DILUTION ...........          $    0.04           $    0.33           $    0.63           $   (0.05)
                                                   =========           =========           =========           =========


PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION
STATEMENTS OF CASH FLOW
                                                         9 Months Ended
                                                 -------------------------------
                                                 July 2, 2000      June 27, 1999
                                                 ------------      -------------
                                                     (Dollars in Thousands)

Operating Activities

     Net Income (Loss) ....................          $ 3,040           $  (208)
     Adjustments to net income (loss)
       to net cash provided by operating
       activities:
     Depreciation and amortization ........              952               929
     Minority Interest ....................            1,002               677

         Change in operating
            assets and liabilities:
                  Receivables .............           (5,612)           (3,520)
                  Inventories .............              290            (7,752)
                  Other ...................             (896)             (466)
                  Accounts payable ........            4,166             9,305
                  Accrued expenses ........              249            (1,056)
                                                     -------           -------
         Net Cash from

            operating activities ..........            3,191            (2,091)

Investing Activities
     Purchase of property and equipment ...             (603)             (854)
     Proceeds from sale of property
         and equipment ....................              266                --
     Other ................................             (276)             (510)
                                                     -------           -------
         Net cash from
            investing  activities .........             (613)           (1,364)
 Financing Activities

     Borrowings on credit agreements ......            4,645             8,233
     Repayments on credit agreements ......           (5,996)           (5,014)
     Payments on long-term installment debt             (779)             (650)
     Issuance of Common Stock .............              210               128
                                                     -------           -------
         Net cash from financing
            activities ....................           (1,920)            2,697

Increase (Decrease) in Cash and Cash
     Equivalents ..........................              658              (758)
     Cash and cash equivalents at
        beginning of period ...............              600             1,369
                                                     -------           -------
     Cash and cash equivalents at
        end of period .....................          $ 1,258           $   611
                                                     =======           =======

NOTES TO FINANCIAL STATEMENTS

STARCRAFT CORPORATION

July 2, 2000

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

                  In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three month and nine month periods ended July 2, 2000 and June 27, 1999. The results of operations for the nine months ended July 2, 2000 are not necessarily indicative of the results which may be expected for the year ending October 1, 2000.

Note 2.           Inventories

                  The composition of inventories is as follows (dollars in thousands):

                                     July 2, 2000        October 3, 1999
                                     ------------        ---------------
                  Raw Materials      $     10,399           $   10,844
                  Chassis                   1,150                1,918
                  Work in Process           1,849                1,940
                  Finished Goods            2,689                1,675
                                     ------------         ------------
                                     $     16,087           $   16,377
                                     ============         ============

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


Note 3.           Earnings Per Share

                  The computation of earnings per share and earnings per share assuming dilution follows (in thousands, except share and per share amounts):


                                                   3 Months                         9 Months
                                        ------------------------------   --------------------------------
                                        July 2, 2000     June 27, 1999    July 2, 2000      June 27, 1999
                                        ------------     -------------   --------------      -------------
Earnings per share
    Net income (loss) available
     to common stockholders ...........   $   217           $ 1,490           $ 3,040            $  (208)
                                          =======           =======           =======            =======

     Weighted average common
     shares outstanding ...............     4,224             4,173             4,205              4,152
                                          =======           =======           =======            =======

EARNINGS (LOSS) PER SHARE .............   $  0.05           $  0.36           $  0.72            $ (0.05)
                                          =======           =======           =======            =======

Earnings per share
    Assuming dilution
     Net income (loss) available
     to common stockholders ...........   $   217           $ 1,490           $ 3,040           $   (208)
                                          =======           =======           =======            =======

     Weighted average common
     shares outstanding ...............     4,224             4,173             4,205              4,152

     Add: Dilutive effects of
              assumed exercises:
                Incentive Stock Options       322               180               325                --
                Warrants ..............       287               177               287                (a)
                Other .................         8                --                 6                --
                                          -------           -------           -------            -------

     Weighted average common
     and dilutive potential common
     shares outstanding ...............     4,841             4,530             4,823              4,152
                                          =======           =======           =======            =======


EARNINGS (LOSS) PER SHARE
             ASSUMING DILUTION ........   $  0.04           $  0.33           $  0.63            $ (0.05)
                                          =======           =======           =======            =======


(a) Calculation does not reflect the effect of the employee stock options and warrants outstanding since their effect is antidilutive.

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


Note 4. The tables below present information about segments used by the chief operating decision maker of the Company for the three and nine month periods ended July 2, 2000 and June 27, 1999.

                                                       3 Months                     9 Months
                                           ------------------------------  ------------------------------
                                           July 2, 2000     June 27, 1999  July 2, 2000     June 27, 1999
                                           ------------     -------------  ------------     -------------
    Net sales by geographic region:
         Conversion Vehicle Products:
         Domestic                          $  12,520        $  15,637       $  32,796        $  36,554
         Export:
                  Japan                        2,012              637           5,564            3,783
                  Europe                         299            1,331           3,366            2,765
                  Middle East                     25               43             495              106
                  Other                           --                9             464               15

          OEM Automotive Supply:
              Domestic                        18,225           10,455          62,944           15,662
              Export                              --               --              --               --
                                           ---------        ---------       ---------        ---------
                                           $  33,081        $  28,112       $ 105,629        $  58,885
                                           =========        =========       =========        =========


Operating income (loss)*:
         Conversion Vehicle Products       $    (789)       $     972       $  (1,212)       $     836
         OEM Automotive Supply                 1,369            1,347           6,036            1,266
                                           ---------        ---------       ---------        ---------
                                           $     580        $   2,319       $   4,824        $   2,102
                                           =========        =========       =========        =========



                                               July 2, 2000    October 3, 1999
                                               ------------    ---------------
         Total Assets:
           Conversion Vehicle Products           $   28,684        $ 25,155
           OEM Automotive Supply                     21,634          18,626
                                                 ----------       ---------
                                                 $   50,318        $ 43,781
                                                 ==========       =========



*Amounts are before general corporate expenses and after interest in income of subsidiary.

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

                  The Company has elected to follow APB 25 and related interpretations in accounting for its warrants. Under APB 25 no compensation expense has been recognized because the exercise price of the Company's warrants equaled the market price of the underlying stock on the date of grant. Proforma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") and has been determined as if the Company had accounted for its warrants issued in 1999 under the fair value method of FAS 123. The fair value was estimated as of the date of grant using a Black-Sholes option pricing model using a risk free interest rate of 4.8%, a 0% dividend yield, a volatility factor of 58% and an expected life of 3 years. The Company's proforma net income was $146,000 or $0.04 earnings per share, $0.03 earnings per share assuming dilution, for fiscal year 1999.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

STARCRAFT CORPORATION

--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

                Comparison of the three months ended July 2, 2000
                        (Third Quarter Fiscal Year 2000)
                    to the three months ended June 27, 1999
                        (Third Quarter Fiscal Year 1999)

--------------------------------------------------------------------------------


Net Sales

Net sales for the quarter ended July 2, 2000 increased $5.0 million to $33.1 million from $28.1 million for the quarter ended June 27, 1999. This growth is primarily from the OEM Automotive Supply segment. OEM Automotive Supply sales in the fiscal 2000 quarter were $18.2 million resulting from the Company's performance under two customer contracts for the full fiscal quarter while the prior year quarter sales of $10.5 million were generated from operations under one customer contract in the start-up phase. Domestic Conversion Vehicle sales declined to $12.5 million in the fiscal 2000 quarter from $15.6 million in the fiscal 1999 quarter due to the decline in demand for conversion vans, partially offset by increasing bus and mobility conversion sales. Export Conversion Vehicle sales increased to $2.3 million in the fiscal 2000 quarter from $2.0 million in the fiscal 1999 quarter due to higher sales in Japan. Conversion Vans accounted for 70.5% of total Conversion Vehicle sales in the fiscal 2000 quarter compared to 82.4% in the prior year fiscal quarter. Commercial Bus and Mobility sales comprised 29.5% of total Conversion Vehicle sales in the fiscal 2000 quarter compared to 17.6% in the prior year fiscal quarter.

Gross profit decreased to $5.5 million (16.7% of sales) for the quarter ended July 2, 2000 from $5.7 million (20.4% of sales) for the quarter ended June 27, 1999. The decrease in gross profit is attributable to a change in product mix of lower margin sales in the OEM Automotive Supply segment and lower volume and larger sales discounts in the Conversion Vehicle segment.

Selling and promotion expense was $1.3 million for the quarters ended July 2, 2000 and June 27, 1999. General and administrative expense increased to $2.4 million in the fiscal 2000 quarter from $2.0 million for the quarter ended June 27, 1999 primarily due to the OEM Automotive Supply segment supporting an additional plant operation.

Interest expense increased to $343,000 for the fiscal 2000 quarter from $310,000 for the fiscal 1999 quarter. The increase is due to higher borrowing levels required to fund the working capital growth from the higher sales levels and higher interest rates. Minority interest results from the Company owning 50% of the OEM Automotive Supply segment. The prior year quarter benefitted from $300,000 of cumulative minority interest credit. Income taxes for the fiscal 2000 quarter were $43,000 resulting from various state tax obligations. The Company does not have federal income tax expense at this time due to existing net operating loss carry forwards generated from prior year losses which were fully reserved.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


                              RESULTS OF OPERATIONS
                Comparison of the nine months ended July 2, 2000
                     to the nine months ended June 27, 1999

--------------------------------------------------------------------------------


Net Sales

Net sales for the fiscal 2000 period increased $46.7 million to $105.6 million from $58.9 million for the fiscal 1999 period. This growth is primarily from the OEM automotive supply segment. OEM Automotive Supply sales in the fiscal 2000 period were $62.9 million resulting from the Company's performance under two customer contracts for the full fiscal nine month period while the prior year nine month period sales of $15.7 million were generated from operations under one customer contract in the start-up phase. Domestic Conversion Vehicle sales declined $3.8 million to $32.8 million in the fiscal 2000 period from $36.6 million in the prior nine month period due to the decline in demand for conversion vans, partially offset by increasing bus and mobility conversion sales. Export Conversion Vehicle sales increased $3.2 million to $9.9 million in the fiscal 2000 period from $6.7 million in the fiscal 1999 period primarily due to higher sales in Europe, and improved economic conditions in Asia. Conversion Vans accounted for 73.1% of total Conversion Vehicle sales in the fiscal 2000 period compared to 81.9% in the fiscal 1999 period. Commercial Bus and Mobility sales accounted for 26.9% of sales in the fiscal 2000 period compared to 18.1% in the fiscal 1999 period.

Gross profit increased to $20.5 million (19.4% of sales) for the 2000 fiscal period from $10.1 million (17.1% of sales) for the fiscal 1999 period. The increase in gross profit is attributable to the sales growth and higher margin on the OEM Automotive Supply segment compared to the Conversion Vehicle segment.

Selling and promotion expense increased to $3.7 million for the fiscal 2000 period from $3.2 million for the fiscal 1999 period. The increase is primarily due to the increase in OEM Automotive Supply sales. General and administrative expense increased to $6.6 million in the fiscal 2000 period from $5.6 million for the fiscal 1999 period. The increase is primarily due to the OEM Automotive Supply segment supporting an additional plant operation.

Interest expense increased to $1,109,000 for the fiscal 2000 period from $920,000 from the fiscal 1999 period. The increase is due to higher borrowing levels required to fund the working capital growth from the higher sales levels and higher interest rates. Minority interest results from the Company owning 50% of the OEM Automotive Supply segment. Income taxes for the fiscal 2000 period were $446,000 resulting from various state tax obligations. The Company does not have federal income tax expense at this time due to existing net operating loss carry forwards generated from prior year losses which were fully reserved.

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

The Company eliminated much excess production capacity and reduced overhead in the last several years to address a decline in revenue. In 1997, the Company began a plan to diversify both its product base and target markets as it acquired National Mobility Corporation. In 1998, the Company continued to pursue its cost reduction and diversification strategy with the introduction of the shuttle bus product and the start-up of the OEM automotive supply business. The Company plans to continue to develop these new products and to increase its offerings in the vehicle conversion commercial market.

In June 2000, DaimlerChrysler Corporation announced that it would discontinue manufacturing its fullsize van chassis after the 2002 model year. The Company currently manufactures domestic van conversions and certain commercial products on this chassis. Sales built on DaimlerChrysler Corporation fullsize van chassis were $4.8 million (4.5% of total sales) and $7.0 million (7.8% of total sales) for the nine months ended July 2, 2000 and the 1999 fiscal year, respectively.

In July 2000, the Company announced the launching of a sales and assembly operation in Mexico. Conversion Vans will be assembled and distributed to the Mexican market.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

STARCRAFT CORPORATION

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Funds  available  from  operations  and under  the  Company's  revolving  credit
agreement   were  adequate  to  finance   operations  and  provide  for  capital
expenditures during the nine months ended July 2, 2000.

Operations generated $3.2 million of cash in the first nine months of fiscal 2000 compared to consuming cash of $2.1 million in the fiscal 1999 period. Trade receivables at July 2, 2000 are 35% higher than October 3, 1999 primarily due to the increased OEM automotive supply business which has 45 day average collection terms. Accounts payable increased $4.2 million from October 3, 1999 due to increased OEM Automotive Supply purchases.

Capital expenditures for the 2000 year-to-date were $603,000, primarily for building improvements, and machinery and equipment.

The Company's net generation of cash was used to reduce bank debt. As of July 2, 2000, bank debt was $12.4 million compared to $14.6 million at October 3, 1999.

The Company believes that future cashflows from operations, funds available under its bank revolving credit agreement, and the continued use of OEM financing arrangements to manage its chassis inventory will be sufficient to satisfy its anticipated operating needs and capital improvements through fiscal 2001.

The Company's current debt arrangement expires in November 2001 and such debt is payable to the financial institution. The Company believes that with the continued improvement in the Company's operations, such debt will be reduced and will likely be refinanced with extended terms prior to the expiration of the debt agreement.

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

                                           STARCRAFT CORPORATION
                                                               (Registrant)

August 11, 2000                            By:     /s/  Michael H. Schoeffler
                                                   -----------------------------
                                                   Michael H. Schoeffler
                                                   President and
                                                   Chief Operating Officer




                                           By:     /s/ Richard J. Mullin
                                                   ---------------------------
                                                   Richard J. Mullin
                                                   Chief Financial Officer