Form 10-Q/A
period 2000-01-02
STARCRAFT CORP /IN/
filed 2000-10-25
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-Q/A-1

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

The undersigned registrant hereby amends and restates Item 1. Financial Statements, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 6. Exhibits and Reports on Form 8-K of the previously filed Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2000. As more fully explained in Note 1 to the Notes to Consolidated Financial Statements of Starcraft Corporation, the restatement was due to an error in the method used to relieve inventory in the Conversion Vehicle Products segment resulting in the overstatement of inventory and net income for the period.

                                    - INDEX -

PART I.  FINANCIAL INFORMATION                                        PAGE
                                                                      ----

  Item 1.  Financial Statements

           Balance Sheets - January 2, 2000 (Unaudited)                1
           and October 3, 1999 (Audited)

           Statements of Operations (Unaudited) for the three month    2
           periods ended January 2, 2000 and December 27, 1998

           Statements  of Cash Flow  (Unaudited)                       3
           for the  three  month periods ended January 2, 2000
           and December 27, 1998

           Notes to Financial Statements                             4-8

  Item 2.  Management's Discussion and Analysis                     9-10


PART II.        OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                           11


SIGNATURES                                                            12

PART I          FINANCIAL INFORMATION

  Item 1.    Financial Statements

STARCRAFT CORPORATION

BALANCE SHEETS                                           January 2, 2000        October 3, 1999
                                                         ---------------        ---------------
ASSETS                                                           (Dollars in Thousands)
Current Assets                                            (As restated)*
     Cash and cash equivalents.......................   $            133         $          600
     Trade receivables, less allowance for
          doubtful accounts of $40 for 2000 and 1999.             20,339                 16,608
     Manufacturers' rebates receivable...............                539                    468
     Inventories  ...................................             15,767                 16,377
     Other                                                           582                    530
                                                         ---------------         --------------
     Total current assets...........................              37,360                 34,583

Property and Equipment
     Land, buildings, and improvements...............              6,398                  6,355
     Machinery and equipment.........................              6,761                  6,677
                                                         ---------------         --------------
                                                                  13,159                 13,032
     Less accumulated depreciation...................              5,461                  5,168
                                                         ---------------         --------------
                                                                   7,698                  7,864

Goodwill, at amortized cost..........................    $         1,233                  1,258
Other assets      ...................................                 77                     76
                                                         ---------------         --------------
                                                         $        46,368         $       43,781
                                                         ===============         ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturity of long-term debt..............    $         1,057         $        1,057
     Accounts payable, trade.........................             16,938                 18,496
     Accrued expenses:
         Warranty....................................              2,346                  1,972
         Compensation and related expenses...........                633                    384
         Taxes.......................................                869                  1,014
            Other....................................                836                  1,468
                                                         ---------------         --------------
     Total current liabilities.......................             22,679                 24,391

Long Term Debt.......................................             16,436                 13,506
Minority Interest in Subsidiary......................              2,464                  1,698

Shareholders' Equity
     Preferred Stock, no par value;
         authorized but unissued
         2,000,000 shares
     Common Stock, no par value;
          10,000,000 shares authorized
          4,202,928 shares issued as of January 2, 2000
          and 4,176,928 as of October 3, 1999........             14,194                14,144
     Warrants (See Note 6)...........................                 --                    --
     Additional paid-in capital......................              1,008                 1,008
     Accumulated deficit.............................            (10,413)              (10,966)
                                                          --------------         -------------
          Total shareholders' equity.................              4,789                 4,186
                                                          --------------         -------------
                                                          $       46,368         $      43,781
                                                          ==============         =============

     *See "Restatement of Quarterly Financial Statements" in Notes to
      Financial Statements.


PART I            FINANCIAL INFORMATION

  Item 1.    Financial Statements

STARCRAFT CORPORATION
STATEMENTS OF OPERATIONS

                                                               3 Months Ended
                                                -----------------------------------------------
                                                January 2, 2000            December 27, 1998
                                                ----------------           ------------------
                                                            (Dollars in thousands)
                                                  (As restated)*
Net Sales
     Domestic     ..........................       $     34,010                   $    11,331
     Export       ..........................              2,183                           803
                                                 --------------                --------------
                                                         36,193                        12,134

Cost of Goods Sold .........................             29,188                        11,176
                                                 --------------                --------------
     Gross profit ..........................              7,005                           958

Operating Expenses
     Selling and promotion .................              1,086                           876
     General and administrative ............              2,064                         1,646
                                                  -------------                --------------
                                                          3,150                         2,522
                                                  -------------                --------------

     Operating Income (Loss)                              3,855                        (1,564)

Nonoperating (Expense) Income
     Interest expense                                      (380)                        ( 287)

     Other income net                                        31                            31
                                                  -------------                --------------
                                                           (349)                         (256)
                                                  -------------                --------------

     Income (Loss) before minority
         interest and income taxes .........              3,506                        (1,820)

Minority interest in income
            of subsidiary...................              2,765                            --
                                                  -------------                --------------

     Income (Loss) before income taxes......                741                        (1,820)

Income Taxes..........................                      188                            --
                                                  -------------                --------------

     NET INCOME (LOSS) .....................       $        553                $       (1,820)
                                                  =============                ==============

     EARNINGS (LOSS) PER SHARE                     $       0.13                $        (0.44)
                                                  =============                ==============

     EARNINGS (LOSS) PER SHARE
            ASSUMING DILUTION                      $       0.12                $        (0.44)
                                                  =============                ==============

     *See "Restatement of Quarterly Financial  Statements" in Notes to Financial
       Statements.

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF CASH FLOW

                                                              3 Months Ended
                                              -----------------------------------------------
                                                January 2, 2000            December 27, 1998
                                                ----------------           ------------------
                                                          (Dollars in Thousands)
                                                (As restated)*

Operating Activities
     Net Income (Loss) . . .................     $        553            $    (1,820)
     Adjustments to reconcile net loss to
        net cash provided by operating
        activities:

         Depreciation and amortization .....              318                   295
         Minority interest .................              766                    --
         Change in operating
            assets and liabilities:
                  Receivables  .............           (3,802)                  197
                  Inventories...............              610                  (543)
                  Other ....................              (52)                 (272)
                  Accounts payable .........           (1,558)                  443
                  Accrued expenses .........             (154)               (1,153)
                                                -------------       ---------------
         Net Cash from
            operating activities ...........           (3,319)               (2,853)

Investing Activities

     Purchase of property and equipment                  (143)                 (249)
     Other..................................               15                  (154)
                                                -------------       ---------------
         Net cash from
            investing  activities ..........             (128)                 (403)

 Financing Activities
     Borrowings on credit agreements .......            3,275                 2,182
     Payments on credit agreement  .......               (124)                   --
     Payments on long-term debt ............             (121)                  (57)
     Issuance of Common Stock...............               --                    --
                                               --------------       ---------------
         Net cash from financing
            activities .....................            2,980                 2,125

Decrease in Cash and Cash
     Equivalents ...........................             (467)               (1,131)
     Cash and cash equivalents at
        beginning of period.................              600                 1,369
                                               --------------        --------------
     Cash and cash equivalents at
        end of period.......................   $          133        $          238
                                               ==============        ==============


     *See "Restatement of Quarterly Financial Statements" in Notes to
      Financial Statements.

NOTES TO FINANCIAL STATEMENTS
STARCRAFT CORPORATION

January 2, 2000

Note 1.  Restatement of Quarterly Financial Statements

               Starcraft Corporation ("the Company") determined that an error was made in the method used to relieve inventory in its Conversion Vehicle Products segment.

               The percentages established at the beginning of the year to relieve inventory as units shipped were insufficient, primarily with respect to certain option packages offered on conversion vehicles.

               The effects of the restatement for the error resulted in the following impact on the Company's statement of operations for the quarter ended January 2, 2000 and balance sheet as of January 2, 2000: (Dollars in thousands, except per share amounts)

                                                Quarter Ended
                                                    1/2/00
                                                ---------------

               Cost of Sales
                        Previous                $      28,687
                        As Restated                    29,188

               Net Income
                        Previous                        1,054
                        As Restated                       553

               Earnings per Share
                        Previous                         0.25
                        As Restated                      0.13

               Earnings per Share
                    Assuming Dilution
                        Previous                         0.22
                        As Restated                      0.12

               Inventory
                        Previous                       16,268
                        As Restated                    15,767

               Shareholders' Equity
                        Previous                        5,290
                        As Restated                     4,789

NOTES TO FINANCIAL STATEMENTS
STARCRAFT CORPORATION

January 2, 2000

Note 2.   Basis of Presentation

          The accompanying unaudited financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Reference is made to the Company's audited financial statements set forth in its annual report on Form 10-K for its fiscal year ended October 3, 1999.

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

Note 3.   Inventories

          The composition of inventories is as follows (dollars in thousands):

                                     January 2, 2000             October 3, 1999
                                     ---------------             ---------------
                                      (As Restated)*

           Raw Materials               $   9,984                  $ 10,844

           Chassis                         2,788                     1,918

           Work in Process                 1,846                     1,940

           Finished Goods                  1,149                     1,675
                                     ---------------             ---------------
                                       $  15,767                  $ 16,377
                                     ===============             ===============





     *See "Restatement of Quarterly Financial Statements" in Notes to
      Financial Statements.

STARCRAFT CORPORATION

Note 4.   Earnings Per Share

          The computation of earnings per share and earnings per share assuming dilution follows (in thousands, except per share amounts):

                                               3 Months
                                  -----------------------------------------
                                  January 2, 2000      December 27, 1998
                                  ---------------      -----------------
                                   (As restated)*
Earnings per share
    Net income (loss) available
     to common stockholders       $         553              ($1,820)
                                  =============          ===========

     Weighted average common
     shares outstanding                   4,187                4,134
                                  =============          ===========

EARNINGS (LOSS) PER SHARE         $        0.13             ($  0.44)
                                  =============          ===========

Earnings per share
    Assuming dilution

     Net income (loss) available
     to common stockholders       $         553              ($1,820)
                                  =============          ===========

     Weighted average common
     shares outstanding                   4,187                4,134

     Add: Dilutive effects of
              assumed exercises:
                Incentive Stock Options     274
                Warrants                    259                   (a)
                Other                         1                   --
                                   ------------          -----------

     Weighted average common
     and dilutive potential common
     shares outstanding                   4,721                4,134
                                   ============          ===========

EARNINGS PER SHARE
    ASSUMING DILUTION              $       0.12              ($ 0.44)
                                   ============          ===========

          (a) Calculation does not reflect the effect of the employee stock options and warrants outstanding since their effect is antidilutive.

   *See "Restatement of Quarterly Financial Statements" in Notes to
    Financial Statements.

STARCRAFT CORPORATION

Note 5.  Operating Segment Information.

          The tables below present information about segments used by the chief operating decision maker of the Company for the three month periods ended January 2, 2000 and December 27, 1998. (Dollars in thousands)

                                                    3 Months
                                     ------------------------------------
                                     January 2, 2000      December 27, 1998
                                     ---------------      -----------------
                                      (As restated)*
Net sales by geographic region:
 Conversion vehicle products:
 Domestic                           $    8,723               $  10,114
 Export:
          Japan                          1,197                     267
          Europe                           446                     520
          Middle East                      367                      16
          Other                            173                      --

  OEM automotive supply:
      Domestic                          25,287                   1,217
   Export                                   --                      --
                                     ---------                --------
                                     $  36,193                $ 12,134
                                     =========                ========


Operating income (loss):
   Conversion vehicle products      ($  1,798)               ($   799)
   OEM automotive supply                3,015                (    259)
                                     --------                 -------
                                     $  1,217                 $ 1,058
                                     ========                 =======



                                     January 2, 2000        October 3, 1999
                                     ---------------        ---------------

Total Assets:
         Conversion vehicle products  $ 26,640                $25,155
         OEM automotive supply          19,728                 18,626
                                      --------                -------
                                      $ 46,368                $43,781
                                      ========                =======



     *See  "Restatement  of  Quarterly  Financial  Statements"  in Notes to
      Financial Statements.

STARCRAFT CORPORATION

Note 6.   Warrants / Related Party Transaction

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

Gross profit increased to $7.0 million (19.4% of sales) for the quarter ended January 2, 2000 from $1.0 million (7.9% of sales) for the quarter ended December 27, 1998. The increase in gross profit is attributable to the sales growth and a higher margin on the OEM automotive supply segment compared to the conversion
vehicle  segment.   Selling  and  promotion  expense  increased  due  to  higher commissions on the sales growth. The $418,000 increase in general and administrative expense in the fiscal 2000 quarter is due to the OEM automotive supply segment supporting an additional plant operation.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

STARCRAFT CORPORATION

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

On June 23, 1999, the Company was placed on a conditional listing for the NASDAQ Small Cap Market as it continued to work to meet the Market's net tangible asset requirements. The terms of the conditional listing establish dates by which Starcraft was required to achieve certain net tangible asset or profitability levels and by which reports establishing compliance with the exception were required to be provided to NASDAQ and filed with the SEC. The first such report was provided to NASDAQ by July 21, 1999 and the latest report related to the Company's 10-K for fiscal 1999 filed in December, 1999. The Company met the terms of the conditional listing. Effective January 20, 2000, the conditional listing was terminated and the Company was granted continued listing on the NASDAQ Small Cap Market.

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

                           27         Financial Data Schedule (Restated)

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

                                                STARCRAFT CORPORATION
                                                ---------------------
                                                    (Registrant)



October 23, 2000                                By:     /s/ Richard J. Mullin
                                                --------------------------------
                                                Richard J. Mullin
                                                Chief Financial Officer