Form 10-Q/A
period 2000-04-02
STARCRAFT CORP /IN/
filed 2000-10-25
CIK 906473

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

The undersigned registrant hereby amends and restates Item 1. Financial Statements, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 6. Exhibits and Reports on Form 8-K of the previously filed Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2000. As more fully explained in Note 1 to the Notes to Consolidated Financial Statements of Starcraft Corporation, the restatement was due to an error in the method used to relieve inventory in the Conversion Vehicle Products segment resulting in the overstatement of inventory and net income for the quarter and six months then ended.

                                    - INDEX -

PART I.  FINANCIAL INFORMATION                                           PAGE
                                                                         ----

  Item 1.    Financial Statements

             Balance Sheets - April 2, 2000 (Unaudited)                    1
             and October 3, 1999 (Audited)

             Statements of Operations (Unaudited) for the three month      2
             periods ended April 2, 2000 and March 28, 1999 and the six month periods ended April 2, 2000 and March 28, 1999

             Statements of Cash Flow (Unaudited) for the six month         3
             periods ended April 2, 2000 and March 28, 1999

             Notes to Financial Statements                               4-8

  Item 2.    Management's Discussion and Analysis                       9-11


PART II.     OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                             12


SIGNATURES                                                                13

PART I      FINANCIAL INFORMATION

  Item 1.   Financial Statements

STARCRAFT CORPORATION

BALANCE SHEETS                                          April 2, 2000                October 3, 1999
                                                        --------------------------------------------
ASSETS                                                             (Dollars in Thousands)

Current Assets                                           (As restated)*
   Cash and cash equivalents.......................      $       724                  $         600
   Trade receivables, less allowance for
        doubtful accounts of $40 for 2000 and 1999.           24,112                         16,608
   Manufacturers' rebates receivable...............              203                            468
   Inventories  ...................................           14,960                         16,377
   Other        ...................................              395                            530
                                                         -----------                  -------------
       Total current assets........................           40,394                         34,583
Property and Equipment
   Land, buildings, and improvements...............            6,410                          6,355
   Machinery and equipment.........................            6,346                          6,677
                                                         -----------                  -------------
                                                              12,756                         13,032
   Less accumulated depreciation...................            5,448                          5,168
                                                         -----------                  -------------
                                                               7,308                          7,864

Goodwill, at amortized cost..........................          1,209                          1,258
Other assets      ...................................            116                             76
                                                         -----------                  -------------
                                                         $    49,027                  $      43,781
                                                         ===========                  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Current maturities of long-term debt  ..........      $     1,057                  $       1,057
   Accounts payable, trade.........................           21,401                         18,496
   Accrued expenses:
       Warranty....................................            2,543                          1,972
       Income tax payable..........................              388                             --
       Compensation and related expenses...........              324                            384
       Taxes.......................................              774                          1,014
       Other.......................................            1,242                          1,468
                                                         -----------                  -------------
Total current liabilities..........................           27,729                         24,391

Long -Term Debt...................................            13,715                         13,506
Minority Interest in Subsidiary......................          1,952                          1,698

Shareholders' Equity
   Preferred Stock, no par value;
       authorized but unissued
       2,000,000 shares
   Common Stock, no par value;
        10,000,000 shares authorized
        4,212,059 shares issued as of April 2, 2000
        and 4,176,928 as of October 3, 1999........           14,271                         14,144
    Warrants (See Note 6)..........................               --                             --
    Additional paid-in capital.....................            1,008                          1,008
    Accumulated deficit.............................          (9,648)                       (10,966)
                                                         -----------                  -------------
  Total shareholders' equity........................           5,631                          4,186
                                                         -----------                  -------------
                                                         $    49,027                  $      43,781
                                                         ===========                  =============

     *See "Restatement of Quarterly Financial Statements" in Notes to Financial Statements.



PART I     FINANCIAL INFORMATION

  Item 1.  Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF OPERATIONS
                                                           3 Months Ended                      6 Months Ended
                                                 -------------------------------          -------------------------
                                                 April 2, 2000    March 28, 1999       April 2, 2000      March 28, 1999
                                                 -------------    --------------       -------------      --------------
                                                 (As restated)*                        (As restated)*
                                                           (Dollars in thousands, except per share amounts)
Net Sales
   Domestic     ..........................       $     30,985     $    14,793           $     64,995       $      26,124
   Export       ..........................              5,370           3,846                  7,553               4,649
                                                 ------------      ----------           ------------       -------------
                                                       36,355          18,639                 72,548              30,773

Cost of Goods Sold .........................           29,899          15,241                 59,087              26,417
                                                 ------------      ----------           ------------       -------------
   Gross Profit ..........................              6,456           3,398                 13,461               4,356

Operating Expenses
   Selling and promotion .................              1,334           1,077                  2,420               1,953
   General and administrative                           2,206           1,904                  4,270               3,550
                                                 ------------      ----------           ------------       -------------
   Operating Income (Loss) ...............              2,916             417                  6,771              (1,147)

Nonoperating (Expense) Income
   Interest, net .........................               (386)           (323)                  (766)               (610)
   Other, net ............................                (62)             28                    (31)                 59
                                                 ------------      -----------          ------------       --------------
                                                         (448)           (295)                  (797)               (551)
                                                 ------------      -----------          -------------      --------------
   Income(Loss) before minority
       interest and income taxes..........              2,468             122                  5,974              (1,698)

Minority Interest                                       1,488              --                  4,253                  --
                                                 ------------      ----------           ------------       --------------
   Income (Loss) before income taxes                      980             122                  1,721              (1,698)

Income Taxes                                              215              --                    403                  --
                                                 -----------       ----------           ------------       --------------

   NET INCOME (LOSS)                             $        765       $     122           $      1,318       $      (1,698)
                                                 ============       =========           ============       ==============

   EARNINGS (LOSS) PER SHARE                     $       0.18       $    0.03           $       0.31       $       (0.41)
                                                 ============       =========           ============       ==============


   EARNINGS (LOSS) PER SHARE
      ASSUMING DILUTION                          $       0.16       $    0.03           $       0.28       $       (0.41)
                                                 ============       =========           ============       ==============


     *See "Restatement of Quarterly Financial Statements" in Notes to Financial Statements.

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF CASH FLOW

                                                         6 Months Ended
                                                --------------------------------
                                                April 2, 2000     March 28, 1999
                                                -------------     --------------
                                                     (Dollars in Thousands)
                                                (As restated)*
Operating Activities

     Net Income (Loss) .....................     $      1,318     $      (1,698)
     Adjustments to reconcile net loss to
        net cash provided by operating
        activities:

     Depreciation and amortization .........              631               607
     Minority Interest......................              253                 -

         Change in operating
            assets and liabilities:

                  Receivables  .............           (7,239)             (940)
                  Inventories  .............            1,417            (4,793)
                  Other  ...................              135              (324)
                  Accounts payable .........            2,905             7,824
                  Accrued expenses .........              433              (537)
                                                 ------------     --------------
         Net Cash from
            operating activities ...........             (147)              139

Investing Activities

     Purchase of property and equipment                  (214)             (666)
     Other..................................               76              (343)
     Proceeds from sale of property
        and equipment.......................               73                --
                                                 ------------     --------------

         Net cash from
            investing  activities ..........              (65)           (1,009)

 Financing Activities

     Borrowings on credit agreements    ....            3,592             3,025
     Repayments on credit agreements    ....           (2,883)           (2,374)
     Payments on long-term installment debt              (500)             (371)
     Issuance of Common Stock...............              127                --
                                                 ------------     --------------
         Net cash from financing

            activities .....................              336               280

Increase (Decrease) in Cash and Cash

     Equivalents                                          124              (590)
     Cash and cash equivalents at
        beginning of period.................              600             1,369
                                                 ------------     --------------
     Cash and cash equivalents at
        end of period.......................     $        724    $          779
                                                 ============     ==============

     *See "Restatement of Quarterly Financial Statements" in Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

STARCRAFT CORPORATION

April 2, 2000

Note 1.  Restatement of Quarterly Financial Statements

         Starcraft Corporation ("the Company") determined that an error was made in the method used to relieve inventory in its Conversion Vehicle Products segment.

         The percentages established at the beginning of the year to relieve inventory as units shipped were insufficient, primarily with respect to certain option packages offered on conversion vehicles. In addition, the Company underestimated the significance of the reduction of labor and overhead in work-in-process inventory that resulted from the consolidation of the conversion manufacturing operation.

         The effects of the restatement for the error resulted in the following impact on the Company's statement of operations for the quarter and six months ended April 2, 2000 and balance sheet as of April 2, 2000. (Dollars in thousands, except per share amounts)

                                          Quarter Ended          6 Months Ended
                                              4/2/00                  4/2/00
                                          -------------          ---------------
        Cost of Sales

          Previous                        $    28,895             $    57,582
          As Restated                          29,899                  59,087

        Net Income

          Previous                              1,769                   2,823
          As Restated                             765                   1,318

        Earnings per Share

          Previous                               0.42                    0.67
          As Restated                            0.18                    0.31

        Earnings per Share Diluted

          Previous                               0.37                    0.59
          As Restated                            0.16                    0.28

        Inventory

          Previous                             16,465
          As Restated                          14,960

        Shareholders' Equity

          Previous                              7,136
          As Restated                           5,631




NOTES TO FINANCIAL STATEMENTS (Continued)

STARCRAFT CORPORATION

April 2, 2000

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

Note 3.       Inventories

              The   composition  of  inventories  is  as  follows   (dollars  in
thousands):

                                    April 2, 2000                October 3, 1999
                                    -------------                ---------------
                                   (As Restated)*

              Raw Materials         $      9,578                  $   10,844
              Chassis                        984                       1,918
              Work in Process              1,712                       1,940
              Finished Goods               2,686                       1,675
                                    ------------                  ----------
                                    $     14,960                  $   16,377
                                    ============                  ==========


     *See "Restatement of Quarterly Financial Statements" in Notes to Financial Statements.

STARCRAFT CORPORATION

April 2, 2000

Note 4.       Earnings Per Share

              The  computation  of  earnings  per share and  earnings  per share
              assuming   dilution  follows  (in  thousands,   except  per  share
              amounts):

                                                        3 Months                            6 Months
                                            --------------------------------     --------------------------------

                                            April 1, 2000     March 28, 1999     April 2, 2000     March 28, 1999
                                            -------------     --------------     -------------     --------------
                                            (As Restated)*                       (As Restated)*
Earnings per share
    Net income (loss) available
     to common stockholders                 $        765      $         122      $     1,318        $   (  1,698)
                                            =============     ==============     =============      =============

    Weighted average common
     shares outstanding                            4,205               4,147           4,196                4,142
                                            =============     ==============     =============      =============



EARNINGS (LOSS) PER SHARE                   $       0.18       $       0.03      $       0.31       $    (   0.41)
                                            =============     ==============     ============       ==============


Earnings per share
    Assuming dilution

     Net income (loss) available
     to common stockholders                 $        765       $         122     $      1,318       $    (  1,698)
                                            =============      ===============   =============      ==============

     Weighted average common
     shares outstanding                            4,205               4,147            4,196               4,142

     Add: Dilutive effects of
              assumed exercises:
                Incentive Stock Options              274                 142              274
                Warrants                             291                 140              295
                Other                                  6                  -                 5                 (a)
                                            -------------      ----------------  ------------       -------------

     Weighted average common
     and dilutive potential common
     shares outstanding                            4,776               4,429            4,770               4,142
                                            ============       ================  ============       =============

EARNINGS PER SHARE
         ASSUMING DILUTION                  $        0.16      $        0.03     $      0.28        $     (  0.41)
                                            =============      ==============    ===============    ==============

(a)           Calculation  does not  reflect  the effect of the  employee  stock
              options  and   warrants   outstanding   since   their   effect  is
              antidilutive.

     *See "Restatement of Quarterly Financial Statements" in Notes to Financial Statements.

STARCRAFT CORPORATION

April 2, 2000

Note 5.       Operating Segment Information

              The tables below present information about segments used by the chief operating decision maker of the Company for the three and six month periods ended April 2, 2000 and March 28, 1999. (Dollars in thousands)

                                                           3 Months                            6 Months
                                              ----------------------------------   ---------------------------------
                                               April 1, 2000     March 28, 1999    April 2, 2000      March 28, 1999
                                               -------------     --------------    -------------      --------------
                                              (As Restated)*                       (As Restated)*
    Net sales by geographic region:
         Conversion Vehicle Products:
         Domestic                               $ 11,553           $  10,803          $   20,276         $   20,917
         Export:
                  Japan                            2,355               2,879               3,552              3,146
                  Europe                           2,621                 914               3,067              1,434
                  Middle East                        103                  47                 470                 63
                  Other                              291                   6                 464                  6

          OEM Automotive Supply:
              Domestic                            19,432               3,990              44,719              5,207
           Export                                     --                  --                  --                 --
                                                --------           ---------          ----------         ----------
                                                $ 36,355           $  18,639          $   72,548         $   30,773
                                                ========           =========          ==========         ==========


Operating income (loss):
         Conversion Vehicle Products            $  ( 130)          $     663          $   (1,928)        $ (    136)
         OEM Automotive Supply                     1,652                 178               4,667           (     81)
                                                ---------          ---------          -----------        -----------
                                                $  1,522           $     841          $    2,739        $  (    217)
                                                =========          =========          ==========        ============



                                               April 2, 2000     October 3, 1999
                                               -------------     ---------------
         Total Assets:
           Conversion Vehicle Products           $   31,669        $   25,155
           OEM Automotive Supply                     17,358            18,626
                                                 ----------        ----------
                                                 $   49,027        $   43,781
                                                 ==========        ==========


     *See "Restatement of Quarterly Financial Statements" in Notes to Financial Statements.

STARCRAFT CORPORATION

April 2, 2000

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

Gross profit increased to $6.5 million (17.8% of sales) for the quarter ended April 2, 2000 from $3.4 million (18.2% of sales) for the quarter ended March 28, 1999. The decrease in gross profit (as a percentage of sales) is due to declining margins on domestic Conversion Vehicle Sales. Selling and promotion expense increased to $1.3 million for the quarter ended April 2, 2000 from $1.1 million for the quarter ended March 28, 1999. The increase is primarily due to commissions on the increased conversion vehicle sales and increased salesmen to support the expanded sales network. General and administrative expense increased to $2.2 million in the fiscal 2000 quarter from $1.9 million for the quarter ended March 28, 1999 primarily due to the OEM Automotive Supply segment supporting an additional plant operation.

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

Gross profit increased to $13.5 million (18.6% of sales) for the 2000 fiscal period from $4.4 million (14.2% of sales) for the fiscal 1999 period. The increase in gross profit is attributable to the sales growth and higher margin on the OEM Automotive Supply segment compared to the Conversion Vehicle segment. Selling and promotion expense increased to $2.4 million for the fiscal 2000 period from $2.0 million for the fiscal 1999 period. The increase is primarily due to commissions on the increased conversion vehicle sales and increased salesmen to support the expanded sales network. General and administrative expense increased to $4.3 million in the fiscal 2000 period from $3.6 million for the fiscal 1999 period. The increase is primarily due to the OEM Automotive Supply segment supporting an additional plant operation.

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

                                         STARCRAFT CORPORATION
                                         ---------------------
                                               (Registrant)



October 24, 2000
                                         By:/s/Richard J. Mullin
                                            ----------------------------
                                            Richard J. Mullin
                                            Chief Financial Officer