Form 10-K
period 2000-10-01
STARCRAFT CORP /IN/
filed 2001-01-23
CIK 906473

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20547

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 1, 2000.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to _____________________.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of December 21, 2000, was $11,011,683.

The number of shares of the Registrant's Common stock, without par value, outstanding as of December 22, 2000, was 4,245,059 shares.

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

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on form 8-K.

           Signatures

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Starcraft Corporation (the "Company"), an Indiana corporation founded in 1990, is a manufacturer of second-stage, custom vehicles. The business is comprised of three segments; conversion vehicles, bus and mobility vehicles, and direct Original Equipment Manufacturer ("OEM") automotive supply. Conversion vehicles include conversion vans, pickup trucks and sport utility vehicles. Second stage represents the manufacturing completion of incomplete (first stage) vehicles from the OEMs.

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

In July 1994, the Company acquired substantially all of the assets of Imperial Industries, Inc., another conversion vehicle manufacturer. In February 1997, the Company purchased the assets of National Mobility Corporation in Elkhart, Indiana, a manufacturer of vehicles for the mobility impaired. In October 1997, the Company started an OEM automotive supply business with a partner. The primary purpose of this business is to supply conversion vehicles directly to the Big 3 automakers. In February 1998, the Company started manufacturing and marketing commercial shuttle buses. In May 2000, the Company entered the School Bus market through an exclusive agreement with DaimlerChrysler to manufacture and sell School Vans.

The Company became a public company in July 1993 and its shares are currently trading on the NASDAQ Small Cap Market.

SEGMENTS

The following table sets forth for the three years ended October 1, 2000, the net sales and operating income (loss) for the Company's operating segments, in thousands,

                                                    Net Sales
                                ------------------------------------------------

                                    2000               1999            1998
                                    ----               ----            ----
 Conversion vehicles             $    36,907        $   46,494       $ 48,916
 Bus and mobility vehicles            17,272            10,310          4,176
 OEM automotive supply                73,162            32,700              0
                                 -----------        ----------       --------
             Total               $   127,341        $   89,504       $ 53,092
                                 ===========        ==========       ========


                                            Operating Segment Income (Loss)

                                    2000               1999            1998
                                    ----               ----            ----
 Conversion vehicles             $    (8,800)       $      557       $ (3,422)
 Bus and mobility vehicles               958              (286)           223
 OEM automotive supply                 5,467             3,240           (488)
                                ------------        ----------       --------
             Total               $    (2,375)       $    3,511       $ (3,687)
                                ============        ==========       ========






The following provides a reconciliation of segment information to consolidated information.

                                    2000               1999            1998
                                    ----               ----            ----
 Operating segment income (loss) $    (2,375)       $    3,511       $ (3,687)
 Nonoperating expense                 (1,364)           (1,115)          (792)
 Income tax (expense)credit             (439)               51             79
 Unallocated corporate expenses        ( 169)           (1,925)        (2,359)
                                 -----------        ----------       --------
             Net income (loss)   $    (4,347)       $      522       $ (6,759)
                                 ===========        ==========       ========


Conversion Vehicles

The Company manufactures conversion vehicles on a variety of GMC, Chevrolet, Ford and Dodge ("OEM") chassis. The Company receives chassis directly from the OEM's which generally have no seats, floor covering or other interior components. The Company modifies the exterior and interior of the chassis by adding seats, carpeting, electronics, running boards and other items that enhance passenger comfort and safety. Conversion vehicles are sold and distributed through OEM automobile dealers.

A summary of sales by chassis type follows (000's):

                                    2000               1999            1998
                                    ----               -----           ----
 Fullsize vans                   $    26,408        $   34,915       $ 33,934
 Minivans                              6,317             6,265          9,482
 Sport utility vehicles                   73             1,528          1,566
 Pickup trucks                           497               103            747
 Parts                                 3,612             3,683          3,187
                                 -----------        ----------       --------
                                 $    36,907        $   46,494       $ 48,916
                                 ===========        ==========       ========

The Company sells conversion vehicles to approximately 400 automobile dealers throughout the continental U.S. and internationally. The product is sold through a network of regional exclusive sales representatives and associate representatives. Each of its U.S. dealers is an authorized dealer for General Motors, Ford or Chrysler and most sell and service a full complement of cars, sport utility vehicles and vans. During the past two years, the geographic areas of the U.S. where the company's sales have been strongest include the Great Lakes region (i.e., Illinois, Indiana, Michigan, Ohio), Pennsylvania, and New York.

The Company exports conversion vehicles to 12 countries around the world and employs an international department which is exclusively responsible for the development of such sales. International sales fluctuate from country to country and over time depending on import taxes and tariffs and fluctuations in currency exchange rates as well as local economic conditions. Starcraft's primary overseas markets are Japan and northern Europe. The increase in the value of U.S. currency and turmoil in Asian financial markets have negatively impacted the company's international sales over the last few years.

The Company believes the Starcraft name has a long-standing reputation in the conversion vehicle industry for high quality and innovation.

The Company maintains two primary brands. The Starcraft line features high-end, luxury custom vehicles while the Imperial brand competes in the entry level segment of the market. Typical manufacturer suggested retail price (MSRP) to the retail consumer, including the chassis, from the automotive dealer generally ranges from $34,000 to $52,000 for the Starcraft line and $24,000 to $39,000 for the Imperial line. Retail mark-ups vary widely among automotive dealers and are not within the Company's control.

The Company's conversion vehicle sales do not include the cost of the chassis (see Chassis and Other Suppliers). The Company's average conversion van sales price to the dealer was $7,114, $6,930, and $6,250 in 2000, 1999 and 1998,
respectively.

According to the Recreational Vehicle Industry Association, domestic Van Conversion products sold by manufacturers during the three preceding fiscal years are as follows:

                                    2000               1999            1998
                                    ----               ----            ----
  Industry unit sales                126,400           156,400        148,700
  Change from prior year              (19.2%)             5.2%         (23.7%)

Approximately 66% of the decline in sales from manufacturers occurred in the second half of the year. RVIA statistics are based on reports of its member manufacturers and its estimates with respect to non-member manufacturers. The Company believes RVIA members produce 85% - 90% of conversion vehicles sold in the United States.

Further, according to R.L. Polk, full size and mid size van vehicle registrations, an indicator of actual consumer demand, declined 13.8% during the year ended September 30, 2000. All of the decrease in demand occurred in the second half of the year.

The domestic conversion vehicle industry has declined steadily over the last several years. The Company believes that the increased popularity of sport utility vehicles and factory minivans, price pressure from higher chassis costs, less favorable leasing terms and OEM rebates available compared to other competing products, lower levels of conversion inventory being held on dealer lots, higher interest rates and gasoline prices, and fewer automotive dealers selling conversion vehicles have adversely impacted the market. The Company believes that the changing level of dealer support is due to the growing availability of additional vehicle models to stock on dealer retail lots such as sport utility vehicles and a general concern by dealers about the future of the conversion vehicle industry.

The United States conversion vehicle market is very competitive with four principal national manufacturers and numerous local and regional manufacturers, many of which are relatively small companies serving local dealers. The Company estimates it has approximately 50 competitors in the Conversion Van business. Based on monthly or quarterly reports from each of the OEMs that show relative volume rankings, the Company believes it is one of the four largest vehicle conversion companies in the United States. The others are Glaval Inc., Mark III Industries, Inc. and Explorer Van Company.

The Company believes the number of competitors will decline as increased quality, financial and engineering standards are imposed by the OEMs. The OEMs have implemented quality and engineering reviews, including system checks at the conversion companies and direct retail customer quality checks. In addition, specific financial requirements, including minimum volume requirements, have been imposed by the OEMs. The penalty for not complying with such requirements results in the loss of the conversion company's bailment agreement and ability to receive chassis from the OEMs. Such requirements have been tightened over the last few years resulting in a reduction of conversion vehicle manufacturers.

The Company is the leading exporter of conversion vehicles. Of the Company's 2000 export sales of $10.4 million, 37% and 54% of export sales were to Europe and Japan, respectively. The Company utilizes various distributors throughout Europe and one distributor in Japan to sell its products. In international markets, the Company competes with numerous foreign manufacturers that produce comparable conversion vehicles, although conversion vehicles such as the Company's tend not to be widely produced within its foreign markets.

The increase in the U.S. dollar currency rate has put significant pressure on the Company's export sales. In addition, the continuing turmoil in the Asian financial markets and economies have negatively impacted the demand for the Company's products. In 2000 the Company shipped conversion kits to start a van conversion operation in Mexico.

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

At October 1, 2000, the Company had a backlog of 234 unit orders compared with a backlog of 396 unit orders at October 3, 1999. The backlog declined from prior year levels due to timing of certain international orders and the decline in the domestic market. The Company considers such orders to be reasonably firm. All of the Company's products are subject to certain seasonal sales influences and sales tend to be stronger during March through July. The Company uses off-season sales promotions to market its products with a view to reducing seasonal swings in sales.

Due to the continued decline in the conversion vehicle market and the operating losses sustained in two of the last three years, the Company is assessing its long-term strategy for the conversion vehicle segment. Further, management has reduced personnel and other overheads as the conversion vehicle business has declined and intends to continually do so to minimize operating losses from this segment.

The conversion vehicle industry is cyclical and is affected by the general trends of the economy and consumer preferences and consumer confidence and trends of the automotive and recreational vehicle industries. Consumer preferences for sport utility vehicles in recent years has adversely affected demand for conversion products. The level of disposable consumer income affects the Company's sales because its products are generally considered discretionary expenditures by consumers. In difficult economic times, consumers tend to spend less of their income on discretionary items. Other economic factors affecting the demand for the Company's products include the availability and price of gasoline, the level of interest rates and the availability of consumer financing. Reduced gasoline availability could adversely affect the demand for the Company's products. A significant increase in the price of gasoline could reduce demand for the Company's products because it would increase the cost of operating these products. Because many consumers finance their purchase of vehicle conversions, the availability of financing and level of interest rates can affect a consumer's purchasing decision. A decline in general economic conditions or consumer confidence can be expected to affect Starcraft's sales adversely. The Company is dependent upon the OEMs to supply its requirements for vehicle chassis. Labor stoppages, supply shortages and a variety of other factors that influence OEM production can affect the availability or timely delivery of vehicle chassis to the Company.

Chassis - Approximately 46%, 31% and 23% of the Company's domestic Conversion Vehicle units in 2000 were manufactured on General Motors, Dodge and Ford ("OEM") chassis, respectively. All of the Company's export sales are currently associated with General Motors product.

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

                                                              Year Ended
                                                       (Dollars in thousands)

                                      Oct. 1, 2000          Oct. 3, 1999         Sept. 27, 1998
------------------------------------------------------------------------------------------------


Chassis Received                         5,711                 7,060                 7,132

Value of Chassis Received             $114,220             $ 141,200             $ 142,640

Chassis Over 90 Days at period end         500                    97                   148

Value of Chassis Held Over 90 Days    $ 10,000               $ 1,940               $ 2,960

The conversion process begins after a chassis is inspected and accepted and the Company has received a confirmed order from an authorized dealer that is compatible with the chassis. Generally, the order is scheduled for production typically four to five days before work on the vehicle commences to allow for completion of components to be installed in the chassis and the purchase of necessary assembly material. The Company usually completes the conversion process in an average of seven to eight days from the date that the vehicle is first scheduled for production.

The Company is dependent upon the OEMs to supply its requirements for vehicle chassis. Labor stoppages, supply shortages and a variety of other factors that influence OEM production can affect the availability or timely delivery of vehicle chassis to the Company. In 1998 chassis availability was adversely impacted late in the fiscal year due to a labor stoppage at General Motors. The Company estimates that sales were adversely impacted by $1.5 million due to chassis shortages in 1998. Chassis availability was generally good in 2000 and 1999.

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

Bus and Mobility Vehicles

A summary of bus and mobility vehicles sales follows:

                                    2000               1999            1998
                                    ----               ----            ----
  Shuttle buses                     $ 14,365          $  6,839       $  1,199
  Mobility vehicles                    2,907             3,471          2,977
                                    --------          --------       --------
                                    $ 17,272          $ 10,310       $  4,176
                                    ========          ========       ========

In 1998 the Company began manufacturing shuttle buses ranging in length from 20 to 28 feet with seating capacity for 14 to 29 passengers. Buses are offered with a choice of interior and exterior storage areas, wheelchair lifts, diesel and gasoline engines, and various seat types, arrangements and coverings. The buses are marketed under the Starcraft(R) trade name and are primarily marketed to churches, nursing homes and hotel resorts through independent commercial bus dealers. Buses are built on truck chassis obtained from the OEM's or truck companies. Chassis manufacturers typically do not build custom shuttle buses.

In fiscal 2000 the Company expanded its bus product offering to include a Dodge School Van. As exclusive supplier to DaimlerChrysler, the Company will manufacture a low-cost, fuel-efficient alternative to fullsize school buses. In addition, the Company introduced a maximum 39-passenger tour bus including a Freightliner chassis and Caterpillar diesel engine. The bus is offered in six optional floor plans. The Company will continue to focus on innovative bus products to increase sales in this segment.

The Company generally produces to firm orders. The vehicles are designed and engineered internally. At October 1, 2000 the Company had a backlog of 188 units. The Company conducts quality control procedures to ensure that each vehicle meets the customer's specifications. The Company provides limited warranties  against  manufacturing  defects  in  its  vehicles.  The  warranties generally provide for the replacement or repair of defective parts or workmanship for one year from the date of sale.

The market for the Company's shuttle buses is highly competitive. The other competitors in the bus industry include Thor Industries, Inc., Goshen Coach and Supreme Industries, Inc., all of whom are substantially larger than the Company, and other regional manufacturers. The Company's products are a very small percentage of the bus market. The Company will continue to position its product as an exceptional quality, high value product targeting the high end user niche market. There can be no assurance that the Company will be able to maintain or improve its competitive position in the bus market.

In 1997, the Company purchased National Mobility Corporation which modifies OEM chassis so that they may be accessed by the mobility impaired. Primary products are low-floor minivans with ramps and fullsize vans with wheelchair lifts.

The Company sells its products to government units (state and local), mobility dealers and commercial enterprises such as taxicab and paratransit companies. At October 1, 2000 the Company had a backlog of 38 units.

The Company believes the mobility impaired vehicle market is growing. By utilizing the Company's conversion vehicle reputation and distribution systems, the Company believes it can more effectively penetrate the retail market.

The shuttle bus and mobility operations utilizes bailment or consignment arrangements with the OEM's, but must purchase the chassis prior to the start of manufacturing. The shuttle bus operation is subject to the same risk factors of chassis availability as the Company's vehicle conversion business.

OEM Automotive Supply

In 1998, the Company started a new operation (the "LLC") with a partner to supply conversion vehicle type products directly to OEM automotive customers as a Tier 1 automotive supplier. The Company currently owns 50% of this enterprise. All of the LLC's OEM automotive supply sales in 2000 and 1999 were to General Motors Corporation ("GM").

The LLC receives vehicle chassis from the OEM and adds certain appearance items such as ground effects, wheels and badging. The vehicles are placed back into the normal OEM distribution stream. The vehicles carry the full OEM warranty and are marketed directly by the OEM. The LLC engineers and validates the products to OEM standards. Programs range from two to five years and are backed by contractual agreements with the OEMs.

The major domestic market for the LLC's products are highly competitive. Competition is based primarily on price, product engineering and performance, technology, quality and overall customer service, with the relative importance of such factors varying among products. The LLC's global competitors include a large number of other well-established independent manufacturers.

Chassis are provided by the OEM on a drop-ship basis and are not included in the sales of the Company.

The LLC provides a limited warranty of its products to the OEM. The LLC warranty is substantially the same as the OEM warranty provided to the OEM's retail customers.

At October 1, 2000, the LLC's backlog of firm orders was $1.9 million compared with a backlog of $5.7 at October 3, 1999. The reduction in backlog is primarily due to the model changeover at the LLC's Texas plant. The LLC utilizes an independent manufacturer representative to market and sell its services.

PATENTS AND TRADEMARKS

IBS. In 1996, the Company received a U.S. patent on IBS, which is designed to reduce significantly the risk of seat back collapse in the event of a rear-end collision by restraining the seat back. IBS is used in the conversion vehicle business. A new seat belt integrated with the conventional seat belt system is anchored to the vehicle roof or wall and traverses the seat back. In the event of collision, the seat back is secured in place.

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

MANUFACTURING

All conversion vehicles and bus and mobility vehicles are manufactured in the Goshen, Indiana plant.

As the conversion vehicle market declined over the last several years, the Company consolidated its existing manufacturing facilities. In November 1999, the Company relocated its Emma seating manufacturing operation into the Goshen facility and terminated the seating operation in August 2000. Effective September 1, 2000, all seating was outsourced.

OEM automotive supplier segment manufacturing facilities have been established in Louisiana, Texas and New Jersey and are located near GM assembly plants. The LLC also has an engineering operation in Detroit. Primary components for conversion vehicles and bus and mobility vehicles are purchased from outside suppliers. The principal raw materials used in the manufacturing process are fabric, fiberglass, steel, aluminum, plywood and plastic. The Company's products are generally produced to firm orders and are designed and engineered by the company.

Supplies  for the  components  and  materials  that  the  Company  utilizes  are generally available from several sources. From time to time the Company experiences delays in delivery of certain components or materials from suppliers. In 1998, the availability of certain hardwood components adversely impacted the Company's conversion vehicle production.

All components for the OEM automotive supply segment are purchased. The primary raw material used in the components is plastic that the Company believes is readily available from several sources.

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

Federal Motor Vehicle Safety Standards are promulgated by the NHTSA. Many of the Company's conversion components were affected by these standards. Starcraft engaged a testing company, General Testing Laboratories, which also performs testing for NHTSA, to test the company's components. The Company's components subject to the new standards were determined to meet or exceed them. Promulgation of additional safety standards in the future could require the Company to incur additional testing and engineering expenses which could adversely affect the Company's results of operations. NHTSA can require automotive manufacturers to recall products. The Company has not experienced any material recalls.

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

EMPLOYEES

As of October 1, 2000, the Company employed 477 people. Of these, 354 were production line associates and 123 were salaried sales, engineering and administrative staff. During peak production periods, the Company may increase its work force. Historically, the available labor force has been adequate to meet such periodic requirements. The Company considers its relationships with its personnel to be satisfactory.

ITEM 2.  PROPERTIES

The following table summarizes the Company's properties as of October 1, 2000:

                           Size of       Owned
 Location                  Facility       or        Type of Operation
                                         Leased

 Goshen, Indiana         454,400 s.f.    Owned      Executive Offices (20,420
                                                    s.f.);   Manufacturing and
                                                    Assembly, Conversion Vehicle
                                                    Segment

 Goshen, Indiana          10,000 s.f.    Owned      Chassis Storage (40 acres),
                                                    Conversion Vehicle Segment

 Emma, Indiana            42,700 s.f.    Owned      Manufacturing - Vacant


 Shreveport, Louisiana    38,000 s.f.    Leased     Manufacturing and
                                                    Assembly, OEM
                                                    Automotive Supply
                                                    Segment

 Grand Prairie, Texas    100,000 s.f.    Leased     Manufacturing and
                                                    Assembly, OEM
                                                    Automotive Supply
                                                    Segment


 Bridgewater, NJ          38,000 s.f.    Leased     Manufacturing and
                                                    Assembly, OEM
                                                    Automotive Supply
                                                    Segment

 Madison Heights, MI      40,000 s.f.    Leased     Offices, Engineering and
                                                    Production Development,
                                                    OEM Automotive Supply
                                                    Segment

The Goshen and Emma production facilities were constructed in the 1960's. They have been maintained and improved upon from time to time and are presently in satisfactory condition and sufficient for the Company's current requirements. These facilities are pledged as security under the loan agreement.

The Emma facility is no longer being utilized by the Company. The Company is currently attempting to sell the Emma facility.

The Shreveport and Grand Prairie leases have terms that parallel the length of the vehicle contracts at the respective plants. The New Jersey facility is leased on a month-to-month basis pending resolution of a local zoning issue, at which time a seven-year term commences. The Michigan lease has a six-year term.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock is quoted on the NASDAQ Small Cap Market, under the symbol "STCR." As of December 2000, there were 64 shareholders of record of Starcraft's Common Stock.

On June 23, 1999, the Company was placed on a conditional listing for the NASDAQ Small Cap Market as it continued to work to meet the Market's net tangible asset requirements. The terms of the conditional listing establish dates by which the Company was requested to achieve certain tangible asset or profitability levels and by which reports establishing compliance with the exception were requested to be provided to NASDAQ and filed with the SEC. The first such report was provided to NASDAQ by July 21, 1999 and the last report on November 15, 1999. The Company met the terms of the conditional listing and, effective January 20, 2000, the conditional listing was terminated. The Company was granted continued listing on the NASDAQ Small Cap Market. As of October 1, 2000 and the date of this report, the Company no longer meets the minimum tangible asset or profitability levels for continued inclusion in the Small Cap Market. Accordingly, there is no assurance that the Company's shares will continue to be listed on the NASDAQ Small Cap Market.

The following table sets forth the high and low closing prices per share of Common Stock for the quarters ended as quoted on the NASDAQ Small Cap Market.

    Quarter Ended
                                       High                  Low

    December 27, 1998               $  2.625               $ 1.250

    March 28, 1999                     4.000                 2.438

    June 27, 1999                      4.500                 2.875

    October 3, 1999                    6.250                 3.875

    January 2, 2000                    8.000                 4.438

    April 2, 2000                      9.125                 6.125

    July 2, 2000                       8.500                 7.000

    October 1, 2000                    8.250                 3.500


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

ITEM 6.  SELECTED FINANCIAL DATA

(dollars in thousand, except per share data)                              Year Ended
-----------------------------------------------------------------------------------------------------------------
Income Statement Data                       Oct. 1,        Oct. 3,        Sept. 27,      Sept. 28,      Sept. 29,
                                             2000           1999             1998           1997           1996
-----------------------------------------------------------------------------------------------------------------
Net Sales:
     Domestic                              $ 116,980     $  81,397       $  42,857      $  57,235      $  73,317
     Export                                   10,361         8,107          10,235         15,047         25,648
         Total Net Sales                     127,341        89,504          53,092         72,282         98,965


Cost of Goods Sold                           110,045        74,548          49,590         66,342         83,669
Gross Profit                                  17,296        14,956           3,502          5,940         15,296
Operating Expenses                            14,922        10,922           9,548         13,924         15,049
Restructuring and Goodwill
   Impairment Charges                           ----          ----            ----          5,926           ----
Operating Income (loss)                        2,374         4,034          (6,046)       (13,910)           247

Interest Expense                              (1,447)      ( 1,230)          ( 892)          (400)          (293)
Other Income, Net                                 83           115             100            194            176

Income (loss) Before Minority                  1,010         2,919         ( 6,838)       (14,116)           130
Interest and Taxes

Minority Interest                             (4,918)       (2,448)           ----           ----           ----

Income Tax (expense) Credit                     (439)           51              79          2,814            (20)

Net Income (Loss)                             (4,347)          522          (6,759)       (11,302)           110


Weighted Average Common Shares                 4,214         4,159           4,134          4,127          4,142
Outstanding


Earnings (loss) Per Share                    $ (1.03)      $  0.13         $ (1.63)      $  (2.74)      $   0.03


Earnings (loss) Per Share                      (1.03)         0.12           (1.63)         (2.74)          0.03
      Assuming Dilution

Balance Sheet Data
-----------------------------------------------------------------------------------------------------------------
Working Capital                             $  2,165     $  10,192       $   5,402      $   7,011       $  8,476
Total Assets                                  34,994        43,781          29,015         27,779         36,524
Long-term Debt                                 9,957        13,506          10,777          5,696              0
Shareholders' Equity                              77         4,186           3,536         10,295         21,552
Book Value per Share                            0.02          1.00            0.86           2.49           5.23

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The consolidated statements of income summarize operating results for the last three years. This section of Management's Discussion highlights the main factors affecting the changes in operating results during the three-year period.

2000 VERSUS 1999

(Dollars in Thousands)                                                                                   1999 to
                                                                                                           2000
                                                      2000                           1999                 Change
                                           ---------------------------------------------------------------------
Net Sales                                  $ 127,341        100.0%       $  89,504         100.0%          42.3%
Cost of goods sold                           110,045         86.4%          74,548          83.3%          47.8%
                                           ---------     ---------       ---------         ------         ------
Gross profit                                  17,296         13.6%          14,956          16.7%          16.3%
Selling and promotion expenses                 5,144          4.0%           4,638           5.2%          10.9%
General and administrative expenses            9,778          7.7%           6,284           7.0%          55.6%
                                           ---------     ---------       ---------         ------         ------
Operating income (loss)                        2,374          1.9%           4,034           4.5%         (41.2%)
Interest expense                              (1,447)        (1.2%)         (1,230)         (1.3%)         17.6%
Other Income                                      83          0.1%             115           0.1%         (27.8%)
                                           ---------     ---------       ---------         ------         ------
Income (loss) before taxes
     and minority interest                     1,010          0.8%           2,919          (3.3%)        (65.4%)
Minority interest                             (4,918)        (3.9%)         (2,448)         (2.7%)           ---
Income tax (expense) credit                     (439)        (0.3%)             51           0.0%            ---
                                           ---------     ---------       ---------         ------         ------

NET INCOME (LOSS)                            ($4,347)        (3.4%)      $     522           0.6%            ---
                                           =========     =========       =========         ======         ======

Net sales increased $37.8 million and 42.3% to $127.3 million in 2000.

The OEM automotive supply segment sales increased $40.4 million in 2000. OEM automotive supply operated under two customer contracts during 2000. In 1999 only one customer contract was in place for most of the year while a second contract started up at the end of 1999. Conversion vehicle sales decreased $9.6 million as a result of a decline in the size of the market. Sales of bus and mobility vehicles increased $7.0 million in 2000 as the Company expanded its product offering and customer base.

The incremental OEM automotive supply sales generated $10.1 million of additional gross profit in 2000. The conversion vehicle segment gross profit declined $8.9 million due to lower sales and pricing, higher discounts from competition, higher carrying charges on consignment chassis and higher warranty expenses. Bus and mobility vehicles generated $1.1 million of additional gross profit from higher sales.

Selling expenses increased $.5 million to support higher sales in the OEM automotive supply segment, but declined 1.2%, as a percent of sales. General and administrative expenses increased $3.5 million and .7%, as a percent of sales. The increase is due to increased salaries and other expenses to support the rapid growth in the automotive supply segment.

Interest expense increased $217,000 primarily due to higher interest rates. Minority interest results from the Company owning only 50% of the OEM automotive supply business. Tax expense in 2000 is comprised of state income taxes. The Company did not record any federal income tax expense in 2000 due to existing tax credit carry forwards generated from prior years' losses. The income tax credit recorded in 1999 is due to deferred tax charges which offset state income taxes.

1999 VERSUS 1998

(Dollars in Thousands)                                                                                   1998 to
                                                                                                           1999
                                                     1999                          1998                   Change
                                           ---------------------------------------------------------------------
Net Sales                                  $  89,504        100.0%       $  53,092         100.0%          68.6%
Cost of goods sold                            74,548         83.3%          49,590          93.4%          50.3%
                                           ---------        ------       ---------         ------         ------
Gross profit                                  14,956         16.7%           3,502           6.6%         327.1%
Selling and promotion expenses                 4,638          5.2%           4,484           8.4%           3.4%
General and administrative expenses            6,284          7.0%           5,064           9.6%          24.1%
                                           ---------        ------       ---------         ------         ------
Operating income (loss)                        4,034          4.5%          (6,046)        (11.4%)           ---
Interest expense                              (1,230)        (1.3%)           (892)         (1.7%)         37.9%
Other Income                                     115          0.1%             100           0.2%          15.0%
                                           ---------        ------       ---------         ------         ------
Income (loss) before taxes
     and minority interest                     2,919          3.3%          (6,838)        (12.9%)           ---
Minority interest                             (2,448)        (2.7%)            ---            ---            ---
Income tax credit                                 51          0.0%              79          (0.2%)        (35.4%)
                                           ---------        ------       ---------         ------         ------

NET INCOME (LOSS)                          $     522          0.6%        ($ 6,759)        (12.7%)           ---
                                           =========        ======       =========         ======         ======

Net sales increased $36.4 million and 68.6% to $89.5 million in 1999.

The OEM automotive supply segment accounted for $32.7 million of the sales growth in 1999. OEM automotive supply benefited from the start-up of a second plant as a result of a new customer contract and a full years production from a prior year plant start-up. Conversion vehicle segment sales decreased $2.4 million as a result of the decline in the size of the market. Bus and mobility vehicles sales increased $6.1 million primarily from growth in shuttle buses.

The incremental OEM automotive supply sales generated $3.6 million of additional gross profit in 1999. The conversion vehicle segment improved its gross margin primarily due to reduced labor and overhead costs from plant consolidations. Bus and mobility gross profit declined $.3 million due to start-up costs associated with shuttle buses.

Selling expenses increased $154,000 but declined 3.2% as a percent of sales. General and administrative expenses increased $1.6 million in the OEM automotive supply segment in order to support the growth in this business, partially offset by a $.4 million decrease in the conversion vehicle segment from personnel reductions. General and administrative expenses decreased 2.6% as a percent of sales.

Interest expense increased $338,000 due to higher borrowing levels to fund the OEM Automotive Supply segment growth, and higher interest rates and a slightly higher average borrowing level in the Conversion Vehicle segment. Minority interest in 1999 results from the Company owning only 50% of the OEM Automotive Supply business. The Company does not have income tax expense in 1999 due to existing tax credit carry forwards generated from prior year losses. The income tax credit recorded in 1999 is due to deferred tax changes. The minimal income tax credit in 1998 is due to the Company's tax carry-back being fully utilized.

SEASONALITY AND TRENDS

The Company's sales and profits are dependent on the automotive markets in the United States and overseas, primarily Japan and northern Europe, and the OEM's ability to supply vehicle chassis. The business tends to be seasonal with stronger sales in March through July and is influenced by a number of factors including atypical weather for any sales region, interest rates, gasoline prices, and OEM programs affecting the price, supply and delivery of vehicle chassis.

The Company eliminated much excess production capacity and reduced overhead in the last several years to address the decline in revenue in the conversion vehicle segment. In 1997 the Company began a plan to diversify both its product base and target markets as it acquired National Mobility Corporation. In 1998 the Company continued to pursue its cost reduction and diversification strategy with the introduction of the shuttle bus product and the start-up of the OEM automotive supply business. The Company plans to continue to develop these new products and to increase its product offerings in the vehicle conversion commercial market.

The conversion vehicle market continued to decline during 2000 and accordingly, the Company sustained significant losses. With a market recovery unlikely in the short term, management will reassess its strategy for the conversion vehicle business. Further, management has reduced personnel and other overheads as the conversion vehicle business has declined. Management intends to continue to reduce costs on an on-going basis to minimize losses from this segment. If future actual results fail to meet management's plan, additional losses could occur.

The OEM automotive supply segment is dependent upon long-term contract business. The business' current contracts run through 2004.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated $4.8 million in cash in 2000 compared to using cash of $2.6 million during 1999. Cash was generated as receivables and inventory decreased significantly in 2000 primarily due to the decline in the Conversion Van business and a plant shut down for a model year changeover in the OEM Automotive Supply Segment.

The Company invested $962,000 in property and equipment during the year of which $560,000 was for new plant start-ups. The remaining cash generated from operations was used to reduce bank debt. As of October 1, 2000, bank debt was $11.1 million.

On October 30, 1998, the Company entered into a $14 million credit agreement with a lending institution. The agreement was amended in December 2000 as noted below. Revolving advances under the agreement are limited to specified percentages of eligible receivables and inventories and are subject to a maximum limit of $9.2 million. The credit agreement also includes a $4.8 million term loan which is payable in monthly principal installments of $57,000 beginning December 1, 1998. The revolving borrowings bear interest of either 1/2% over prime or 3% over the Eurodollar rate. The term loan bears interest at either 3/4% over prime or 3.5% over the Eurodollar rate. The borrowings are secured by substantially all of the Company's assets. There is a fee of .25% of the average unused portion of the maximum borrowing amount. The agreement is also subject to various covenants with which the Company is in compliance (or for which it obtained waivers) as of October 1, 2000. In addition, the Company was in compliance with (or obtained waivers on January 23, 2001, for) all covenants as of December 31, 2000.

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

On December 20, 2000 the Company and its subsidiary, Tecstar, amended their credit agreements with their primary lending institution. The amended agreements increase the maximum amount of the combined loans from $14 million to $22 million and extend the term of the revolving advances to December, 2005 for the Company, and November, 2004 for Tecstar. The amendments allow Tecstar to advance funds and distribute earnings to the Company if certain conditions are met, and expand the borrowing base against which Tecstar may receive advances under the revolver. A portion of the Company's loan is guaranteed by two individuals, both of whom are currently directors and one of whom is an officer of the Company. As incentive for their guarantees, the Company issued to the individuals warrants to purchase a total of 500,000 shares of Common Stock for $3.00 per share. All other significant terms of the original agreements remain unchanged.

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

The Company believes that future cash flows from operations, funds available under its revolving credit agreement, and the continued use of OEM financing arrangements to manage its chassis inventory will be sufficient to satisfy its anticipated operating needs and capital improvements for 2001.

The Company believes that its objectives for growth over the next few years can be accomplished with minimal capital investment and that its internal resources and existing or refinanced credit facilities will provide sufficient liquidity for such purposes.

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

Economic Conditions. The conversion vehicle industry is cyclical and is affected by the general trends of the economy and consumer preferences and consumer confidence and trends of the automotive and recreational vehicle industries both domestically and in international markets. Consumer preferences for sport utility vehicles in recent years has adversely affected demand for conversion products. The level of disposable consumer income affects the Company's sales because its products are generally considered discretionary expenditures by consumers. In difficult economic times, consumers tend to spend less of their income on discretionary items. Other economic factors affecting the demand for the Company's products include the availability and price of gasoline, the level of interest rates and the availability of consumer financing.

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

OEM Automotive Supply Segment. All of the Company's OEM automotive supply sales in 2000 and 1999 were to GM. The Company's OEM automotive supply sales are directly impacted by the size of the automotive industry and GM's market share. Further, GM periodically reduces production or closes plants for several months for model changeovers. During the fourth quarter of fiscal year 2000, one of the Company's two manufacturing facilities was substantially shut down as a result of GM's model changeover. This adversely affected the Company's fourth quarter results. The shut down continued through the first quarter of fiscal 2001. The facility is back in production in the second quarter of fiscal 2001. Accordingly, a decline in sales in the automotive market or in GM's automotive sales, or production cutbacks and plant shut downs for model changeovers by GM, could have an adverse impact on the Company's sales and profits.

Supply and Financing of Vehicle Chassis. The Company is dependent upon the OEMs to supply its requirements for vehicle chassis. Labor stoppages, supply shortages and a variety of other factors that influence OEM production can affect the availability or timely delivery of vehicle chassis to the Company. If vehicle chassis are unavailable, or if the Company must accept delivery earlier or later than it otherwise would prefer, sales could be adversely affected and financing expenses could increase. The Company must also comply with its consignment and restricted sale contracts with the OEMs pursuant to which the OEMs impose certain specifications for the Company's vehicle conversions, including gross vehicle weight standards. Such contracts also restrict the Company's ability to dispose of completed chassis and prohibit the transfer of chassis to unauthorized U.S. and foreign dealers. All of the Company's consignment and restricted sale contracts with chassis suppliers are terminable by either party on short notice without cause. The availability of the OEM financing rates is dependent upon the Company's compliance with its OEM contracts and its ability to maintain satisfactory credit relationships with the OEM's finance subsidiaries. Adverse changes in the Company's financial condition or results of operations could cause such financing subsidiaries to seek to change adversely the Company's financing terms or to terminate such financing arrangements. Such a change or termination could have a material adverse effect on the Company's financial condition and results of operations. In addition, sales of the automotive supply segment are subject to long-term contracts with GM. Continued sales and growth of this segment is subject to the Company's ability to continue to satisfactorily perform and to obtain such contracts over time.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     STARCRAFT CORPORATION AND SUBSIDIARIES
                                 Goshen, Indiana

                              FINANCIAL STATEMENTS
             October 1, 2000, October 3, 1999 and September 27, 1998


                                    CONTENTS

REPORT OF INDEPENDENT AUDITORS ............................................    1

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS ..........................................    2

     CONSOLIDATED STATEMENTS OF OPERATIONS ................................    4

     CONSOLIDATED STATEMENTS OF CASH FLOWS ................................    5

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ......................    6

     NOTES TO FINANCIAL STATEMENTS ........................................    7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Starcraft Corporation and Subsidiaries
Goshen, Indiana

We have audited the accompanying consolidated balance sheets of Starcraft Corporation and Subsidiaries as of October 1, 2000 and October 3, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended October 1, 2000, October 3, 1999 and September 27, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Starcraft Corporation and Subsidiaries as of October 1, 2000 and October 3, 1999 and the consolidated results of its operations and its cash flows for the years ended October 1, 2000, October 3, 1999 and September 27, 1998 in conformity with generally accepted accounting principles.

                                               /s/ Crowe, Chizek and Company LLP

Elkhart, Indiana
November 9, 2000, except for Note 6
    as to which the date is December 20, 2000 and Note 3 as to which the dates are December 20, 2000 and January 23, 2001

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       October 1, 2000 and October 3, 1999
--------------------------------------------------------------------------------


                                                    2000           1999
                                                    ----           ----
                                                    (dollars in thousands)
ASSETS
Current assets
     Cash and cash equivalents                   $   1,294     $     600
     Accounts receivable
         Trade less allowance for
           doubtful accounts: 2000 - $255;
           1999 - $40                               10,523        16,358
         Tooling and engineering services            2,110           250
     Manufacturers' rebates receivable                 329           468
     Inventories                                    10,629        16,377
     Other                                           1,153           530
                                                 ---------     ---------
         Total current assets                       26,038        34,583
Property and equipment
     Land, buildings and improvements                6,604         6,355
     Machinery and equipment                         6,794         6,677
                                                 ---------     ---------
                                                    13,398        13,032
     Less accumulated depreciation                   5,752         5,168
                                                 ---------     ---------
                                                     7,646         7,864

Goodwill, at amortized cost                          1,160         1,258

Other assets                                           150            76
                                                 ---------     ---------

                                                 $  34,994     $  43,781
                                                 =========     =========

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       October 1, 2000 and October 3, 1999
--------------------------------------------------------------------------------

                                                      2000            1999
                                                      ----            ----
                                                     (dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt          $      1,114     $      1,057
  Accounts payable, trade                             16,814           18,496
  Accrued expenses
      Warranty                                         3,028            1,972
      Compensation and related expenses                  766              384
      Taxes                                            1,088            1,014
      Other                                            1,063            1,468
                                                ------------     ------------
      Total current liabilities                       23,873           24,391

Long-term debt                                         9,957           13,506

Minority interest in subsidiary                        1,087            1,698

Shareholders' equity
  Preferred stock, no par value:  2,000,000 shares
    authorized but unissued                                -                -
  Common stock, no par value:
      Authorized shares - 10,000,000 shares
        issued and outstanding shares
        - 2000 4,245,059; 1999  4,176,928             14,382           14,144
  Additional paid-in capital                           1,008            1,008
  Accumulated deficit                                (15,313)         (10,966)
                                                ------------     ------------
                                                          77            4,186
                                                ------------     ------------

                                                $     34,994     $     43,781
                                                ============     ============

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended October 1, 2000, October 3, 1999
                             and September 27, 1998
--------------------------------------------------------------------------------

                                                         2000         1999          1998
                                                         ----         ----          ----
                                                  (dollars in thousands, except per share data)
Net sales
     Domestic                                         $  116,980   $  81,397     $  42,857
     Export                                               10,361       8,107        10,235
                                                      ----------   ---------     ---------
                                                         127,341      89,504        53,092

Cost of goods sold                                       110,045      74,548        49,590
                                                      ----------   ---------     ---------


Gross profit                                              17,296      14,956         3,502

Operating expenses
     Selling and promotion                                 5,144       4,638         4,484
     General and administrative                            9,778       6,284         5,064
                                                      ----------   ---------     ---------


Operating income (loss)                                    2,374       4,034        (6,046)

Nonoperating (expense) income
     Interest                                             (1,447)     (1,230)         (892)
     Other income, net                                        83         115           100
                                                      ----------   ---------     ---------
                                                          (1,364)     (1,115)         (792)
                                                      ----------   ---------     ---------
Income (loss) before minority interest
     and income taxes                                      1,010       2,919        (6,838)

Minority interest                                          4,918       2,448             -

Federal and state income taxes (credit)                      439         (51)          (79)
                                                      ----------   ---------     ---------

Net income (loss)                                     $   (4,347)  $     522     $  (6,759)
                                                      ==========   =========     =========

Earnings (loss) per common share, basic               $   (1.03)   $     .13     $  (1.63)

Earnings (loss) per common share, assuming dilution   $   (1.03)   $     .12     $  (1.63)



                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the years ended October 1, 2000, October 3, 1999 and September 27, 1998
--------------------------------------------------------------------------------

                                                        2000           1999             1998
                                                        ----           ----             ----
                                                               (dollars in thousands)
Cash flows from operating activities
Net income (loss)                                   $    (4,347)    $     522        $  (6,759)
Adjustments to reconcile net income (loss)
  to net cash from operating activities
     Depreciation and amortization                        1,031         1,065            1,018
     Deferred income taxes                                    -          (331)            (177)
     Minority interest                                     (611)        1,698                -
     Change in operating assets and liabilities
         Receivables                                      4,114        (9,930)             823
         Inventories                                      5,748        (5,520)          (1,587)
         Accounts payable                                (1,682)       10,252            1,890
         Accrued expenses                                 1,512          (266)             178
         Other                                             (983)          (65)              30
                                                    -----------     ---------        ---------
              Net cash from operating activities          4,782        (2,575)          (4,584)

Cash flows from investing activities
Purchase of property and equipment                         (962)       (1,024)            (785)
Proceeds from sale of property and equipment                200            67               26
                                                    -----------     ---------        ---------
     Net cash from investing activities                    (762)         (957)            (759)

Cash flows from financing activities
Proceeds from revolving credit agreement                  6,755         8,664           11,604
Payments of revolving credit agreement                   (9,189)       (4,915)          (5,500)
Payments of long-term debt                               (1,058)         (986)               -
Issuance of common stock                                    166             -                -
                                                    -----------     ---------        ---------
     Net cash from financing activities                  (3,326)        2,763            6,104
                                                    -----------     ---------        ---------

Net change in cash and cash equivalents                     694          (769)             761

Cash and cash equivalents at beginning of year              600         1,369              608
                                                    -----------     ---------        ---------

Cash and cash equivalents at end of year            $     1,294     $     600        $   1,369
                                                    ===========     =========        =========

Supplemental disclosure of cash flow information

     Interest paid                                  $     1,380     $   1,411        $     770
     Income taxes paid (refunded)                           454          (360)              10


                     STARCRAFT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   For the years ended October 1, 2000, October 3, 1999 and September 27, 1998
--------------------------------------------------------------------------------
                                              Outstanding                  Additional
                                                Common        Common        Paid-In    Accumulated
                                                Shares         Stock        Capital      Deficit         Total
                                                ------         -----        -------      -------         -----
                                                              ---------------(dollars in thousands)--------------

Balance, September 29, 1997                    4,133,600     $  14,016     $   1,008    $  (4,729)     $  10,295
     Net loss                                          -             -             -       (6,759)        (6,759)
                                               ---------     ---------     ---------    ---------      ---------


Balance, September 27, 1998                    4,133,600        14,016         1,008      (11,488)         3,536
     Net income                                        -             -             -          522            522
     Issuance of 43,328 shares of
       common stock                               43,328           128             -            -            128
                                               ---------     ---------     ---------    ---------      ---------


Balance, October 3, 1999                       4,176,928        14,144         1,008      (10,966)         4,186
     Net loss                                          -             -             -       (4,347)        (4,347)
     Issuance of 68,131 shares of
       common stock                               68,131           238             -            -            238
                                               ---------     ---------     ---------    ---------      ---------

Balance, October 1, 2000                       4,245,059     $  14,382     $   1,008    $ (15,313)     $      77
                                               =========     =========     =========    =========      =========


                     STARCRAFT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
             October 1, 2000, October 3, 1999 and September 27, 1998
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Principles of Consolidation: Starcraft Corporation and Subsidiaries (Company) are second stage manufacturers of custom van, pickup truck and sport utility vehicle conversions, shuttle buses and mobility vehicles and direct OEM (original equipment manufacturer) automotive supply. The consolidated financial statements include the accounts of Starcraft Corporation and its wholly owned subsidiaries: Starcraft Automotive Group, Inc., Imperial Automotive Group, Inc. (Imperial), Starcraft Southwest, Inc., and National Mobility Corporation. The Company has a 50% ownership interest in Tecstar, LLC (Tecstar) which is an OEM automotive supplier. The accounts of Tecstar are also included in these consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company's customers operate primarily in the automotive industry. The Company's conversion vehicles segment (see Note 12) sells product throughout the United States, and export sales are principally to locations in Japan and northern Europe. The bus and mobility vehicles segment primarily sells products throughout the United States and Canada. The OEM automotive supply segment sales are to one customer in the United States. Credit is extended to customers based on an evaluation of the customer's financial condition, and when credit is extended collateral generally is not required.

Statements of Cash Flows - Noncash Financing Activities: During 2000, the Company issued 9,131 shares of common stock with a value of $72 to its 401(k) plan. During 1999, the Company issued 29,926 shares of common stock with a value of $90 to its 401(k) plan and issued 13,402 shares of common stock with a value of $38 under the directors share plan.

Cash Equivalents and Concentrations: Cash equivalents include all highly liquid investments with a maturity when purchased of three months or less. The first $100 of deposits in each financial institution is insured by an agency of the U.S. Government.

Tooling and Engineering Services Receivable: Tooling and engineering services provided by third parties to Tecstar are reimbursed by Tecstar's customer and a receivable is recorded for such costs.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for certain inventories ($8,898 and $11,380 at October 1, 2000 and October 3, 1999, respectively) and by the first-in, first-out (FIFO) method for all other inventories.

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
  (Continued)

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The Company is depreciating buildings over periods of 15 to 50 years, building improvements over periods of 5 to 20 years, and equipment over periods of 3 to 12 years.

Goodwill: Goodwill is amortized by the straight-line method over a period of 15 years and is stated net of accumulated amortization of $350 and $252 at October 1, 2000 and October 3, 1999, respectively. The Company evaluates the recoverability based on undiscounted projected operating cash flows when factors indicate that an impairment may exist.

Warranties: The Company follows the policy of accruing an estimated liability for warranties at the time the warranted products are sold.

Revenue Recognition: The Company generally manufactures products based on specific orders from customers. Shipments are generally made by common carrier after receiving authorization from the customer, and revenue is recognized upon shipment. Net sales and cost of goods sold do not include the cost of consigned chassis (see Note 8), except for certain bus chassis which totaled $5,930, $3,287 and $567 for 2000, 1999 and 1998, respectively.

Stock Based Compensation: The Company periodically grants stock options for a fixed number of shares to employees and directors. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

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

Earnings Per Common Share: Basic earnings per common share is based on net income available to common shareholders divided by the weighted average number of common shares considered to be outstanding during the period. The weighted average number of common shares outstanding were 4,214,208, 4,158,651 and 4,133,600 for the years ended October 1, 2000, October 3, 1999 and September 27, 1998, respectively. Diluted earnings per common share shows the dilutive effect of any additional potential common shares issuable under stock options.

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
  (Continued)

Fiscal Year:  The Company's  fiscal year ends on the Sunday closest to September
30. The years ended October 1, 2000 and September 27, 1998 consisted of 52 weeks and the year ended October 3, 1999 consisted of 53 weeks.

Recently Enacted Accounting Standards: New accounting guidance for derivatives will apply October 2, 2000. All derivative instruments will be recorded in the balance sheet at their fair value. Changes in the fair value of derivatives are required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. There was no effect of adopting this standard on October 2, 2000. In 2000, the AICPA issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces FASB No. 125, and is effective for 2001. Management does not expect the effects of adoption to be significant.

Fair Value of Financial Instruments: The Company's carrying amount for its financial instruments, which include cash, accounts receivable, accounts payable and long-term debt, approximates fair value.

Reclassification: Certain items in the financial statements for prior years have been reclassified to conform to current year presentation; primarily tooling and engineering services in the Balance Sheet.

NOTE 2 - INVENTORIES

The composition of inventories at October 1, 2000 and October 3, 1999 is as follows:

                                                    2000           1999
                                                    ----           ----

     Raw materials                               $   6,453     $   11,154
     Chassis                                         2,499          1,918
     Work-in-process                                   841          1,940
     Finished goods                                  1,756          1,675
     Obsolescence reserve                             (920)          (310)
                                                 ---------     ----------

                                                 $  10,629     $   16,377
                                                 =========     ==========

The use of the LIFO method of determining the cost of inventories did not have a material effect on inventories at October 1, 2000 and October 3, 1999.

NOTE 3 - DEBT ARRANGEMENTS

On October 30, 1998, the Company entered into a $14,000 credit agreement with a lending institution. The agreement was amended in December 2000 as noted below. Revolving advances under the agreement are limited to specified percentages of eligible receivables and inventories and are subject to a maximum limit of $9,200. At October 1, 2000 and October 3, 1999, the outstanding balance on the revolver was $5,314 and $7,749, respectively. The credit agreement also includes a $4,800 term loan which is payable in monthly principal installments of $57 which began December 1, 1998. At October 1, 2000 and October 3, 1999, the outstanding balance on the term loan was $3,543 and $4,171, respectively. The note matures in November 2001 at which time any remaining principal balance is due. The revolver bears interest of either 1/2% over prime or 3% over the Eurodollar rate. The term note bears interest at either 3/4% over prime or 3.5% over the Eurodollar rate. The borrowings are secured by substantially all of the Company's assets. There is a fee of .25% of the average unused portion of the maximum borrowing amount. The loan agreements contain various covenants related to financial ratios and other items. The Company complied with or obtained waivers on December 20, 2000, for all the covenants at October 1, 2000. Subsequent to year end certain debt covenants have also been amended. The Company complied with or obtained waivers on January 23, 2001 through the end of the fiscal year, for all the covenants as of December 31, 2000.

On November 23, 1998, the Company entered into an amended credit agreement with its former primary lender. The agreement called for all borrowings over $3,000 to be paid with proceeds from the $14,000 refinancing described above. The remaining $3,000 is payable in monthly principal installments of $36 which began December 1, 1998. At October 1, 2000 and October 3, 1999, the outstanding balance on this term note was $2,214 and $2,643, respectively. The note matures in November 2001 at which time any remaining principal balance is due. The note bears interest at 2% over the bank's prime rate and is subordinate to the $14,000 credit agreement described above. The note is partially guaranteed by two individuals, both of whom are currently directors and one of whom is an officer of the Company (see Note 6).

On December 20, 2000 the Company and its subsidiary, Tecstar, amended their credit agreements with their primary lending institution. The amended agreements increase the maximum amount of the combined loans from $ 14,000 to $ 22,000, and extend the term of the revolving advances to December 2005 for the Company, and November 2004 for Tecstar. The amendments allow Tecstar to advance funds and distribute earnings to the Company if certain conditions are met, and expands the borrowing base against which Tecstar may receive advances under the revolver. A portion of the Company's loan is guaranteed by two individuals, both of whom are currently directors and one of whom is an officer of the Company (see Note 6). All other significant terms of the original agreements remain unchanged.

The carrying amount of the Company's long-term debt approximates fair value.

Long-term debt is due as follows:

            Fiscal Year Ending

                  2001                   $     1,114
                  2002                         4,643
                  2003                             -
                  2004                           435
                  2005                         4,879


NOTE 4 - INCOME TAXES

Federal and state income taxes (benefit), all of which were domestic, consist of the following:

                                        2000         1999           1998
                                         ----        ----           ----
     Current
          Federal                     $     -      $     -       $    (61)
          State                           439          280            159
                                      -------      -------       --------
                                          439          280             98
     Deferred
          Federal                           -         (289)          (154)
          State                             -          (42)           (23)
                                      -------      -------       --------
                                            -         (331)          (177)
                                      -------      -------       --------

                                      $   439      $   (51)      $    (79)
                                      =======      =======       ========

The provisions for income taxes are different from amounts that would otherwise be computed by applying a federal statutory rate of 34% to income taxes. A reconciliation of the differences is as follows:

                                            2000         1999            1998
                                            ----         ----            ----

  Rate applied to pretax income (loss)   $   (1,329)   $     160     $   (2,325)
  State taxes - net                             290           24           (196)
  Change in valuation allowance:
       Net operating loss for which no
         benefit was recognized               1,242          474          2,231
       Other                                    332         (747)           254
  Other, net                                    (96)          38            (43)
                                         ----------    ---------     -----------
                                         $      439    $     (51)    $      (79)
                                         ==========    =========     ===========

The composition of the deferred tax assets and liabilities at October 1, 2000 and October 3, 1999 is shown below:

                                                    2000           1999
                                                    ----           ----
   Deferred tax liabilities

        Accelerated depreciation                $      (566)   $      (522)
        Inventory basis difference                     (331)          (331)
                                                -----------    -----------
                                                       (897)          (853)
   Deferred tax assets

        Inventory                                       388            181
        Nondeductible accruals
            Warranty                                    858            652
            Other                                       410            301
        Goodwill                                      1,295          1,441
        Alternative minimum tax credit
          carryforward                                  220            220
        Net operating loss carryforward               4,056          2,814
                                                -----------    -----------
   Total deferred tax assets                          7,227          5,609
   Valuation allowance                               (6,330)        (4,756)
                                                -----------    -----------
                                                        897            853
                                                -----------    -----------

   Net deferred tax asset (liability)           $         -    $         -
                                                ===========    ===========

The alternative minimum tax carryforward of $220 has no expiration date. The net operating loss carryforward expires as follows: $6,015 in 2018, $1,011 in 2019 and $3,385 in 2020.

NOTE 5 - COMPENSATION PLANS

The Company sponsors a qualified profit-sharing plan, more commonly known as a 401(k) plan, for all of its employees with over six months of service. The plan provides for a discretionary matching contribution by the Company of the employee's salary deduction, up to 6% of compensation. Also, the plan provides for an additional discretionary contribution annually as determined by the Board of Directors. The amounts charged to expense for this plan were approximately $144, $90 and $(250) in 2000, 1999 and 1998, respectively.

NOTE 6 - STOCK OPTIONS

The Company maintains two stock incentive plans under which stock options are granted to key employees and directors. The plans authorize the granting of stock options for up to 880,000 shares of the Company's common stock. The options in these two plans have five year terms and generally become fully exercisable after six months. The Company also sponsors a stock option plan with 40,000 shares of common stock reserved for options to certain sales representatives who are not employees of the Company. These options have five year terms.

Under the three plans, options may not be granted at prices below 85% of the current market value of the stock at the date of grant. All options awarded through October 1, 2000 have been at fair market value on the date of grant. For the years ended October 1, 2000 and September 27, 1998, the effect of the stock options in computing earnings per common share was antidilutive.

Additionally, on November 20, 1998 the Company issued options to purchase shares of common stock to two individuals as incentive for their partial guarantee of the Company's long-term debt (See Note 3). The individuals can each purchase up to 200,000 shares of common stock of the Company for $2.20 per share, which was the ten day, average market price preceding the date of grant. The options have a five year term.

A summary of the Company's stock option activity and related information under the plans discussed above for the years ended October 1, 2000, October 3, 1999 and September 27, 1998 follows:

                                             2000                       1 9 9 9                      1 9 9 8
                                             ----                       -------                      -------
                                                 Weighted                     Weighted                    Weighted
                                                  Average                      Average                     Average
                                                 Exercise                     Exercise                    Exercise
                                    Options        Price        Options         Price        Options        Price
                                    -------        -----        -------         -----        -------        -----

Outstanding at
  beginning of year                  969,849     $  2.86          452,849    $   3.97         407,349     $  5.65
Granted                              277,000        6.83          562,500        2.15         188,849        1.85
Canceled                             (26,500)       4.88          (31,500)       3.72         (85,000)       4.41
Exercised                            (59,000)       2.83                -           -               -           -
Expired                              (78,500)       7.44          (14,000)       8.33         (58,349)       8.15
                                 -----------     -------      -----------    --------     -----------     -------
Outstanding at
  end of year                      1,082,849     $  3.50          969,849    $   2.86         452,849     $  3.97
                                 ===========     =======      ===========    ========     ===========     =======
Exercisable at end of year           905,943     $  2.83          959,849    $   2.85         383,515     $  4.22
                                 ===========     =======      ===========    ========     ===========     =======


As of October 1, 2000, there were 765,349 options outstanding with exercise prices that ranged from $1.50 to $4.00. The weighted-average exercise price of these options is $2.22, and the weighted-average remaining contractual life is
2.9 years. As of October 1, 2000, there were 317,500 options outstanding with exercise prices that ranged from $4.75 to $8.00. The weighted-average exercise price of these options is $6.58, and the weighted-average remaining contractual life is 3.9 years.

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense has been recognized because the exercise price of the Company's stock options has equaled the market price of the underlying stock on the date of grant. Proforma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") and has been determined as if the Company had accounted for its stock options issued in 2000, 1999 and 1998 under the fair value method of FAS 123. The fair value was estimated as of the date of grant using a Black-Sholes option pricing model with the following assumptions:

                                 2000               1999               1998
                                 ----               ----               ----

  Risk-free interest rate    5.23% - 6.79%      4.43% - 5.86%      4.52% - 5.63%
  Dividend yield                  0%                 0%                 0%
  Volatility factor         75.88% - 77.83%     62.4% - 70.9%      54.8% - 59.8%
  Expected option life          4 years           3-4 years           4 years

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information follows:

                                           2000          1999          1998
                                           ----          ----          ----

Proforma net loss                       $  (5,165)    $     (65)    $   (6,912)
Proforma net loss per share, basic      $   (1.23)    $   (0.02)    $    (1.67)
Proforma net loss per share, diluted    $   (1.23)    $   (0.02)    $    (1.67)

On December 12, 2000 the Company issued stock options to purchase shares of common stock to two individuals as incentive for their partial guarantee of the Company's long-term debt (See Note 3). The individuals can each purchase up to 250,000 shares of common stock of the Company for $3.00 per share, which was the twenty-day, average market price preceding the date of grant. The options have a 5 year term.

NOTE 7 - SHAREHOLDER RIGHTS PLAN

In August 1997, the Company adopted a Shareholders Rights Plan issuing one right for each outstanding share. Each right entitles the registered holder to purchase from the Company one share of common stock at $15 per share, subject to adjustment. The rights become exercisable if a person or group (other than certain related persons) acquires or announces a tender offer for prescribed percentages of the Company's shares or is declared an "adverse person" by the Company's Board of Directors. In these events, each right holder may purchase shares with a value equal to twice the exercise price. Furthermore, if the Company engages in certain mergers or similar business combinations a right holder may purchase shares of the acquiring company with a value to two times the purchase price of the right. The rights expire on August 12, 2007.

NOTE 8 - CONSIGNMENT ARRANGEMENTS

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

At October 1, 2000, the Company has possession of chassis in the aggregate amount of $21,500 (of which $10,000 related to chassis on consignment for periods exceeding 90 days) and has total chassis line availability of $30,900. Carrying charges on consignment chassis, which are presented in cost of goods sold, were approximately $1,318, $819 and $1,030 in 2000, 1999 and 1998,
respectively. The OEMs have also instituted marketing incentive rebates to second-stage manufacturers based on the number of chassis delivered to dealers. Those incentives reduced cost of goods sold by approximately $341, $476 and $731 in 2000, 1999 and 1998, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment. The total rental expense for 2000, 1999 and 1998 was $939, $667 and $270, respectively. Rental commitments at October 1, 2000 for long-term noncancelable operating leases are as follows:

         2001                            $        923
         2002                                     796
         2003                                     750
         2004                                     536
         2005                                     240
                                         ------------

                                         $      3,245

The Company is subject to various legal proceedings and claims with respect to such matters as product liabilities and other actions, which arise out of the normal course of its business. Management and its legal counsel periodically review the probable outcome of pending proceedings and the costs reasonably expected to be incurred. The Company accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the opinion of management, any ultimate cost to the Company in excess of amounts accrued will not materially affect its consolidated financial position, cash flows or results of operations.

The Company's commitments with respect to its chassis arrangements are described in Note 8.

NOTE 10 - RESEARCH AND DEVELOPMENT

The Company incurs costs to improve the appeal and safety of its products. Research and development costs are charged to operations when incurred. Amounts charged to operations were approximately $674, $490 and $520 in 2000, 1999 and 1998, respectively.

NOTE 11 - UNAUDITED FINANCIAL INFORMATION

Presented below is certain unaudited quarterly financial information for 2000, 1999 and 1998.
                                                       Quarter Ended
                                                       -------------
                                 January 2,    April 2,     July 2,   October 1,
                                   2000         2000         2000        2000
                                   ----         ----         ----        ----

  Net sales                    $   36,193     $  36,355   $  33,081   $  21,712
  Gross profit (loss)               7,005         6,456       5,024      (1,189)
  Net income (loss)                   553           765        (277)     (5,388)
  Earnings (loss) per share          0.13          0.18       (0.07)      (1.27)
  Earnings (loss) per share
    assuming dilution                0.12          0.16       (0.07)      (1.27)

                                                        Quarter Ended
                                                        -------------
                                December 27,   March 28,   June 27,   October 3,
                                    1998         1999        1999        1999
                                    ----         ----        ----        ----

  Net sales                    $   12,134     $  18,639   $  28,112   $  30,619
  Gross profit                        958         3,398       5,727       4,873
  Net income (loss)                (1,820)          122       1,490         730
  Earnings (loss) per share         (0.44)         0.03        0.36        0.17
  Earnings (loss) per share
    assuming dilution               (0.44)         0.03        0.33        0.16

                                                        Quarter Ended
                                                        -------------
                               December 28,   March 29,  June 28,  September 27,
                                   1997        1998       1998         1998
                                   ----        ----       ----         ----

  Net sales                    $   13,419     $  14,464   $  11,820   $  13,389
  Gross profit  (loss)              1,205         1,656         856        (215)
  Net loss                         (1,137)         (821)     (1,281)     (3,520)
  Loss per share                    (0.28)        (0.19)      (0.31)      (0.85)

Adjustments in the fourth quarter of the fiscal year ended September 27, 1998 included the start up loss related to Tecstar and certain accruals.

The gross loss in the fourth quarter of the fiscal year ended October 1, 2000 was primarily due to the decline in sales resulting from the extended plant shutdown, at one of Tecstar's plants, for a model year changeover.

NOTE 12 - OPERATING SEGMENT INFORMATION

In 1999,  the Company  adopted SFAS No. 131,  "Disclosures  about Segments of an
Enterprise and Related Information". The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's three reportable operating segments are conversion vehicles, bus and mobility vehicles and OEM automotive supply. The Company evaluates the performance of its segments and allocates resources to them based on operating income. The accounting policies of the segments are the same as those described in Note 1 and there are no inter-segment revenues. Differences between reported operating segment income amounts and consolidated net income represent corporate expenses for administrative functions that are not allocated to segments, nonoperating income or expense, and the provision for income taxes. The OEM automotive supply segment was started during 1998 and did not have any sales revenue, but did have costs associated with starting the business.

The table below presents information about segments used by the chief operating decision maker of the Company for 2000, 1999 and 1998:

                                          2000           1999          1998
                                          ----           ----          ----
Net sales by geographic region:
     Conversion vehicles
       Domestic                         $  26,546     $  38,387    $  38,681
       Export
         Japan                              5,564         3,981        5,579
         Europe                             3,801         3,574        3,461
         Middle East                          532           302        1,195
         Other                                464           250            -
     Bus and mobility vehicles
         Domestic                          17,272        10,310        4,176
         Export                                 -             -            -
     OEM automotive supply
       Domestic                            73,162        32,700            -
       Export                                   -             -            -
                                        ---------     ---------    ---------

                                        $ 127,341     $  89,504    $  53,092
                                        =========     =========    =========

Operating segment income (loss):

     Conversion vehicles                $  (8,800)    $     557    $  (3,422)
     Bus and mobility vehicles                958          (286)         223
     OEM automotive supply                  5,467         3,240         (488)
                                        ---------     ---------    ---------

                                        $  (2,375)    $   3,511    $  (3,687)
                                        =========     =========    =========

                                               2000             1999
                                               ----             ----
Total assets:
     Conversion vehicles                   $     18,212     $     21,863
     Bus and mobility vehicles                    4,501            3,292
     OEM automotive supply                       12,281           18,626
                                           ------------     ------------

                                           $     34,994     $     43,781
                                           ============     ============

The following provides a reconciliation of segment information to consolidated information.

                                                       2000             1999            1998
                                                       ----             ----            ----

     Operating segment income (loss)               $     (2,375)    $      3,511    $     (3,687)
     Nonoperating expense                                (1,364)          (1,115)           (792)
     Federal and state income (tax) credit                 (439)              51              79
     Unallocated corporate expenses                        (169)          (1,925)         (2,359)
                                                   ------------     ------------    ------------

     Net income (loss)                             $     (4,347)    $        522    $     (6,759)
                                                   ============     ============    ============

The following  specified  amounts are included in the measure of segment  income
(loss) reviewed by the chief operating decision maker:

                                                       2000             1999            1998
                                                       ----             ----            ----
Depreciation and amortization expense
     Conversion vehicles                           $        784     $        910    $        963
     Bus and mobility vehicles                               73               68              55
     OEM automotive supply                                  174               87               -
                                                   ------------     ------------    ------------

                                                   $      1,031     $      1,065    $      1,018
                                                   ============     ============    ============

The information below contains information regarding significant customer concentrations by segment for sales and accounts receivable. The Company has one significant customer and this customer is the same for both segments.

Sales by segment for this major customer are as follows:

                                       2000             1999             1998
                                       ----             ----             ----

     Conversion vehicles           $      5,423     $      4,283    $      6,774
     Bus and mobility vehicles                -                -               -
     OEM automotive supply               73,163           32,700               -

Significant customer concentrations in accounts receivable for the Company's major customer are as follows:

                                            2000             1999
                                            ----             ----

     Conversion vehicles                $         25     $        389
     Bus and mobility vehicles                     -                -
     OEM automotive supply                     8,071           12,914


NOTE 13 - EARNINGS (LOSS) PER SHARE

A reconciliation of the numerators and denominators of the basic earnings (loss) per common share and earnings (loss) per common share assuming dilution computations for the years ended October 1, 2000, October 3, 1999 and September 27, 1998 is presented below.

                                         2000            1999           1998
                                         ----            ----           ----
Earnings (loss) per share, basic
Net income (loss) available to
  common shareholders                  $   (4,347)    $      522    $   (6,759)
                                       ==========     ==========    ==========
Weighted average common shares
  outstanding                               4,214          4,159         4,134

Earnings (loss) per share, basic       $    (1.03)    $     0.13    $    (1.63)
                                       ==========     ==========    ==========

Earnings (loss) per share assuming
   dilution
Net income (loss) available to
  common shareholders                  $   (4,347)    $      522    $   (6,759)
                                       ==========     ==========    ==========

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
             October 1, 2000, October 3, 1999 and September 27, 1998
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 13 - EARNINGS (LOSS) PER SHARE (Continued)

                                          2000           1999          1998
                                          ----           ----          ----

Weighted average common shares
  outstanding                               4,214          4,159         4,134

Add:  dilutive effects of assumed
  conversions and exercises:
     Stock options                              -            289             -
     Other                                      -              2             -
                                       ----------     ----------    ----------
Weighted average common and dilutive
  potential common shares outstanding       4,214          4,450         4,134

Earnings (loss) per share assuming
  dilution                             $    (1.03)    $     0.12    $    (1.63)
                                       ==========     ==========    ==========

Stock options were not considered in computing loss per common share for 2000 or 1998 because they were antidilutive. In addition, incentive stock options on 211,500 shares of common stock were not considered in computing earnings per share for 1999 because they were antidilutive.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company paid administrative and engineering support in the amounts of $3,230 and $1,193 for 2000 and 1999, respectively to the company's partner in Tecstar.

NOTE 15 - MANAGEMENT'S INTENT REGARDING FUTURE OPERATIONS

At October 1, 2000 and for the year then ended, the Company has minimal shareholders' equity and had a significant current year loss. Primary factors for the loss include the continued decline in demand in the conversion vehicles segment and a plant shutdown at one of the OEM automotive supply segment locations.

Future operations of the Company are intended to continue. The Company has amended the terms of its existing debt agreement with its primary lender that extends the maturity date on certain notes payable and gives the Company additional liquidity (see Note 3). Production began in a new OEM automotive supply plant in November 2000. Additionally, the OEM automotive supply plant that experienced the extended shutdown for a model changeover started up production again in January 2001. Management intends to reduce operating losses and return the Company to profitability through continued diversification of its products and markets, focus effort and resources on higher margin lines of business, and through cost reductions. Management intends to reassess their long-term strategy for the conversion vehicle segment based on current industry trends. Further, subsequent to year-end, the Company has reduced certain personnel and other overhead costs in the conversion vehicle segment as the conversion vehicle business has continued to decline. Management anticipates further decline in the conversion vehicle business and therefore intends to continue to reduce costs on an ongoing basis to minimize operating losses from this segment. If future actual results fail to meet management's plan, additional losses could occur.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - EFFECTS ON FINANCIAL STATEMENT

Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or about January 25, 2001.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or about January 25, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or about January 25, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or about January 25, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
         8-K.

(a)      The following documents are filed as part of the report:

         Financial Statements (as of October 1, 2000 and October 3, 1999 and for the fiscal periods ended October 1, 2000, October 3, 1999, and September 27, 1998):

         Report of Independent Auditors
         Balance Sheets
         Statements of Operations
         Statements of Cash Flows
         Statements of Shareholders' Equity
         Notes to Financial Statements

(b)      Reports on Form 8-K
         No reports on Form 8-K were filed by the Company during the quarter ended October 1, 2000.

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

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Starcraft Corporation and Subsidiaries
Goshen, Indiana

We have audited the consolidated financial statements of Starcraft Corporation and Subsidiaries as of October 1, 2000 and October 3, 1999 and for the years ended October 1, 2000, October 3, 1999 and September 27, 1998 and have issued our report thereon dated November 9, 2000. Our audits also included the information for the years ended October 1, 2000, October 3, 1999 and September 27, 1998 in the financial statement schedule listed in Item 14 of this Annual Report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information as of October 1, 2000 and October 3, 1999 and for the years ended October 1, 2000, October 3, 1999 and September 27, 1998 set forth therein.

                                             /s/ Crowe, Chizek and Company LLP


Elkhart, Indiana
November 9, 2000

                                   Schedule II
                 Valuation and Qualifying Accounts and Reserves
                             (Dollars in Thousands)

                                                        Balance at                              Deductions from/        Balance at
                                                       Beginning of           Charged to          Additions to           Close of
                                                          Period              Operations          Reserves (a)            Period

Allowance for doubtful  accounts - deducted from accounts  receivable,  trade in the consolidated balance sheets:

52 weeks ended October 1, 2000                              40                   276                  (61)                  255

53 weeks ended October 3, 1999                              40                     -                    -                    40

52 weeks ended September 27, 1998                           81                     -                  (41)                   40


(a) Write-off of bad debts, less recoveries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                            STARCRAFT CORPORATION

DATE: January 23, 2001                   By: /s/ Kelly L. Rose
                                            -----------------------------------
                                            Kelly L. Rose,
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 23rd day of January, 2001.

1)      Principal Executive Officer:

     By:   /s/   Kelly L. Rose
        -----------------------------------    Chairman, Chief Executive Officer
        Kelly L. Rose

2)      Principal Financial/Accounting Officer:

     By:   /s/   Richard J. Mullin
        -----------------------------------    Senior Vice President, Secretary
        Richard J. Mullin                      Chief Financial Officer


3)      The Board of Directors:

     By:   /s/   Kelly L. Rose
        -----------------------------------    Director
        Kelly L. Rose

     By:   /s/   David J. Matteson
        -----------------------------------    Director
        David J. Matteson

     By:   /s/   Allen H. Neuharth
        -----------------------------------    Director
        Allen H. Neuharth

     By:   /s/   G. Raymond Stults
        -----------------------------------    Director
        G. Raymond Stults

     By:   /s/   Michael H. Schoeffler
        -----------------------------------    Director
        Michael H. Schoeffler

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

     4.9       Seventh  Amendment  to Amended  and  Restated
               Credit  Agreement,  dated as of February  27,
               1998, among Starcraft Corporation, Starcraft
               Automotive Group, Inc.,  Imperial  Automotive
               Group,  Inc.  and  Bank  One,  Indiana,  N.A.
               Incorporated  by reference to Exhibit 10.1 of
               the  Registrant's  Form 10-Q for the  quarter
               ending March 29, 1998.                                 *

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

      4.17     Amended  and   Restated   Loan  and  Security
               Agreement  by and  between  Tecstar,  LLC, as
               Borrower and Foothill Capital Corporation, as
               Lender dated as of December 12,2000.                   [ ]

      4.18     Subordination Agreement between Kelly L. Rose
               and  G.  Ray  Stults  and  Foothill   Capital
               Corporation dated as of December 12,2000.              [ ]

      4.19     Waiver,  Consent and Second Amendment to Loan
               Agreement among Starcraft  Automotive  Group,
               Inc.,    National    Mobility    Corporation,
               Starcraft Corporation and Imperial Automotive
               Group, Inc. and Foothill Capital  Corporation
               entered into as of December 12, 2000.                  [ ]

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

     10.3(f)   Employment  Agreement  between the Registrant
               and Richard J. Mullin effective May 1, 2000.           [ ]

     10.4      Intercreditor  Agreement  between  Ford Motor
               Credit  Company  and Bank One,  Indianapolis,
               N.A.  dated July 17,  1992.  Incorporated  by
               reference    to   Exhibit    10.20   of   the
               Registrant's Form S-1.                                 **

     10.5      Truck   Consignment   Agreement  between  the
               Registrant  and  Chrysler  Corporation  dated
               August 29, 1991. Incorporated by reference to
               Exhibit 10.21 of the  Registrant's  Form S-1.          **

     10.6      License   Agreement   by  and   between   the
               Registrant  and   AlliedSignal,   Inc.  dated
               February 18, 1993.  Incorporated by reference
               to  Exhibit  10.22 of the  Registrant's  Form
               S-1.                                                   **

     10.7      Agent    Agreement   by   and   between   the
               Registrant,  Mitsui & Co. (U.S.A.),  Inc. and
               Mitsui  & Co.,  Ltd.  dated  March  1,  1993.
               Incorporated by reference to Exhibit 10.23 of
               the Registrant's Form S-1.                             **

     10.8      License   Agreement   by  and   between   the
               Registrant   and  Starcraft  RV,  Inc.  dated
               September 12, 1991. Incorporated by reference
               to  Exhibit  10.24 of the  Registrant's  Form
               S-1.                                                   **

     10.9      License   Agreement   by  and   between   the
               Registrant    and   Starcraft    Recreational
               Products,   Ltd.   dated  January  18,  1991.
               Incorporated by reference to Exhibit 10.25 of
               the Registrant's Form S-1.                             **

     10.10(a)  Directors'  Share  Plan,  restated  effective
               October 1, 1995. Incorporated by reference to
               Exhibit  10.16(a)  of the  Registrant's  Form
               10-K for the year ending October 1, 1995.              *

     10.10(b)  Directors'    Compensation    Deferral   Plan
               effective  October 1, 1995.  Incorporated  by
               reference   to   Exhibit   10.16(b)   of  the
               Registrant's  Form  10-K for the year  ending
               October 1, 1995.                                       *

     10.11     Intercreditor   Agreement   between   General
               Motors  Acceptance  Corporation  and Bank One
               Indianapolis,   N.A.  dated  July  15,  1994.
               Incorporated by reference to Exhibit 10.24 of
               the  Registrant's  Form  10-K for the  fiscal
               year ending October 2, 1994.                           *

     10.12     Agreement  between  Chrysler  Corporation and
               Starcraft  Automotive  Group, Inc. dated July
               1, 1995. Incorporated by reference to Exhibit
               10.29 of the  Registrant's  Form 10-K for the
               year ending October 1, 1995.                           *

     10.13     Pool  Company   Wholesale  Finance  Plan  and
               Security  Agreement  between  Chrysler Credit
               Corporation and Starcraft  Automotive  Group,
               Inc.  dated  July 1,  1995.  Incorporated  by
               reference    to   Exhibit    10.30   of   the
               Registrant's  Form  10-K for the year  ending
               October 1, 1995.                                       *

     10.14     Warrant to Purchase  200,000 Shares of Common
               Stock of  Starcraft  Corporation,  issued  to
               Kelly  L.  Rose,  dated  November  23,  1998.
               Incorporated by reference to Exhibit 10.33 of
               the  Registrant's  Form  10-K for the  fiscal
               year ending September 27, 1998.                        *

     10.15     Warrant to Purchase  200,000 Shares of Common
               Stock of Starcraft Corporation,  issued to G.
               Ray  Stults,   dated   November   23,   1998.
               Incorporated by reference to Exhibit 10.34 of
               the  Registrant's  Form  10-K for the  fiscal
               year ending September 27, 1998.                        *

     10.16     Stock  Options to  Purchase  Shares of Common
               Stock of  Starcraft  Corporation  of Kelly L.
               Rose dated as of December 12, 2000.                    [ ]

     10.17     Stock  Options to  Purchase  Shares of Common
               Stock of Starcraft  Corporation of G. Raymond
               Stults dated as of December 12, 2000.                  [ ]

     10.18(a)  Reimbursement   Agreement  between  Starcraft
               Corporation,  National Mobility  Corporation,
               Imperial Automotive Group, Inc. and Starcraft
               Automotive  Group, Inc. and Kelly L. Rose and
               G. Ray Stults dated as of December 12, 2000.           [ ]

     10.18(b)  Security    Agreement    between    Starcraft
               Corporation and Starcraft  Automotive  Group,
               Inc.  and  Kelly L.  Rose  and G. Ray  Stults
               entered into as of December 12, 2000.                  [ ]

     10.18(c)  Real  Property  Mortgage   (LaGrange  County,
               Indiana)(Elkhart  County,  Indiana)  made and
               executed  by  Starcraft  Corporation,   f/k/a
               Rokane  Investment  Group,  Inc.  in favor of
               Kelly L.  Rose and G. Ray  Stults  made as of
               December 12, 2000.                                     [ ]

     10.19     Pool   Company    Wholesale    Finance   Plan
               Application   for  Wholesale   Financing  and
               Security   Agreement  to  Ford  Motor  Credit
               Company by Starcraft  Automotive  Group, Inc.
               dated as of January 27, 1995.                          [ ]

     10.20     Inventory Loan and Security  Agreement by and
               between General Motors Acceptance Corporation
               and Starcraft Automotive Group, Inc. dated as
               of February 1, 1996.                                   [ ]

     10.21     Special   Vehicle   Manufacturer   Converters
               Agreement  by  and  between   General  Motors
               Corporation and Starcraft  Automotive  Group,
               Inc. effective July 1, 1999.                           [ ]

     10.22     Ford Motor Company, Ford Authorized Agreement
               for  the  Qualified  Vehicle  Modifiers  (QVM)
               Program between  Starcraft  Automotive Group,
               Inc.  and  Ford  Motor  Company  dated  as of
               December 15, 1999.                                     [ ]

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