Form 10-Q/A
period 2000-07-02
STARCRAFT CORP /IN/
filed 2001-01-26
CIK 906473

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

STARCRAFT CORPORATION                                               July 2, 2000
Form 10-Q

The undersigned hereby amends and restates Item 1. Financial Statements, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 6. Exhibits and Reports on Form 8-K of the previously filed Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2000. As more fully explained in Note 1 to the Notes to Consolidated Financial Statements for Starcraft Corporation, the restatement was due to an error in the method used to relieve inventory in the Conversion Vehicle Products segment resulting in the overstatement of inventory and net income for the quarter and nine months then ended.

                                    - INDEX -

PART I.  FINANCIAL INFORMATION                                          PAGE
                                                                        ----

   Item 1.    Financial Statements

                  Balance Sheets - July 2, 2000 (Unaudited)              1
                  and October 3, 1999 (Audited)

                  Statements of Operations (Unaudited) for               2
                  the three month periods ended July 2, 2000 and June 27, 1999 and the nine month periods ended July 2, 2000 and June 27, 1999

                  Statements of Cash Flow (Unaudited) for the            3
                  nine month periods ended July 2, 2000
                  and June 27, 1999

                  Notes to Financial Statements                        4-8

  Item 2.    Management's Discussion and Analysis                      9-12


PART II.  OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                           13


SIGNATURES                                                              14


PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

BALANCE SHEETS                                          July 2, 2000     October 3, 1999
                                                        --------------------------------
ASSETS                                                       (Dollars in Thousands)
                                                        (As Restated)*
Current Assets
     Cash and cash equivalents.......................  $   1,258            $      600
     Trade receivables, less allowance for doubtful
          accounts of $175 for 2000 and $40 for 1999.     22,386                16,608
     Manufacturers' rebates receivable...............        302                   468
     Inventories  ...................................     14,088                16,377
     Other        ...................................      1,426                   530
                                                       ---------            ----------
         Total current assets........................     39,460                34,583

Property and Equipment
     Land, buildings, and improvements...............      6,466                 6,355
     Machinery and equipment.........................      6,601                 6,677
                                                       ---------            ----------
                                                          13,067                13,032
     Less accumulated depreciation...................      5,744                 5,168
                                                       ---------            ----------
                                                           7,323                 7,864

Goodwill, at amortized cost..........................      1,184                 1,258
Other assets      ...................................        352                    76
                                                       ---------            ----------
                                                        $ 48,319            $   43,781
                                                        ========            ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term debt ...........   $   1,057           $    1,057
     Accounts payable, trade.........................      22,662               18,496
     Accrued expenses:
         Warranty....................................       2,334                1,972
         Income tax payable..........................         248                    -
         Compensation and related expenses...........         671                  384
         Taxes.......................................         566                1,014
         Other.......................................       1,268                1,468
                                                        ---------           ----------
      Total current liabilities.................           28,806               24,391

Long -Term Debt   ...................................      11,376               13,506
Minority Interest in Subsidiary......................       2,700                1,698

Shareholders' Equity
     Preferred Stock, no par value;
         authorized but unissued
         2,000,000 shares
     Common Stock, no par value;
          10,000,000 shares authorized
          4,237,559 shares issued as of July 2, 2000
          and 4,176,928 as of October 3, 1999........      14,354               14,144
      Warrants (See Note 6)..........................           -                    -
      Additional paid-in capital.....................       1,008                1,008
      Accumulated deficit.............................     (9,925)             (10,966)
                                                        ----------          ----------
          Total shareholders' equity.................       5,437                4,186
                                                        ----------          ----------

                                                       $   48,319           $   43,781
                                                        =========           ===========

*See "Restatement of Quarterly Financial Statements" in Notes to Financial Statements.

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF OPERATIONS

                                                             3 Months Ended                             9 Months Ended
                                                  -----------------------------------          ---------------------------------
                                                  July 2, 2000          June 27, 1999          July 2, 2000        June 27, 1999
                                                  ------------          -------------          ------------        -------------
                                                                  (Dollars in thousands, except per share amounts)
                                                 (As Restated)*                                 (As Restated)*
Net Sales
     Domestic     ..........................     $     30,745          $     26,092               $     95,740     $     52,216
     Export       ..........................            2,336                 2,020                      9,889            6,669
                                                 ------------          ------------               ------------     ------------
                                                       33,081                28,112                    105,629           58,885

Cost of Goods Sold .........................           28,057                22,385                     87,144           48,802
                                                 ------------           -----------               ------------     ------------
         Gross profit ......................            5,024                 5,727                     18,485           10,083

Operating Expenses
     Selling and promotion .................            1,296                 1,258                      3,716            3,211
     General and administrative                         2,372                 2,022                      6,642            5,572
                                                 ------------           -----------               ------------     ------------
     Operating Income ......................            1,356                 2,447                      8,127            1,300

Nonoperating (Expense) Income
     Interest, net .........................             (343)                 (310)                    (1,109)            (920)
     Other, net   ..........................               31                    30                       --                 89
                                                 ------------          ------------               -------------    ------------
                  ..........................             (312)                 (280)                    (1,109)            (831)
                                                 ------------          ------------               -------------    ------------

     Income before minority
         interest and income taxes...........           1,044                 2,167                      7,018              469

Minority Interest in income of Subsidiary               1,278                   677                      5,531              677
                                                -------------          ------------               ------------     ------------

     Income (Loss) before income taxes                   (234)                1,490                      1,487             (208)


Income Taxes                                               43                     -                        446                -
                                                -------------          ------------               ------------     ------------


     NET INCOME (LOSS)                          $        (277)         $      1,490               $      1,041     $       (208)
                                                ==============          ===========               ============     =============

     EARNINGS (LOSS) PER SHARE                  $       (0.07)         $       0.36               $       0.25     $      (0.05)
                                                ==============         ============               ============     =============


     EARNINGS (LOSS) PER SHARE
            ASSUMING DILUTION                 $         (0.07)       $         0.33               $       0.22     $      (0.05)
                                              ================         ============               ============     =============


*See "Restatement of Quarterly Financial Statements" in Notes to Financial Statements.

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF CASH FLOW

                                                         9 Months Ended
                                                --------------------------------
                                                July 2, 2000      June 27, 1999
                                                ------------      -------------
                                                     (Dollars in Thousands)
                                                (As Restated)*

Operating Activities
     Net Income (Loss) .....................      $ 1,041          $   (208)
     Adjustments to net income (loss)
       to net cash provided by operating
       activities:
     Depreciation and amortization .........          952               929
     Minority Interest......................        1,002               677

         Change in operating
            assets and liabilities:
                  Receivables  .............       (5,612)           (3,520)
                  Inventories  .............        2,289            (7,752)
                  Other  ...................         (896)             (466)
                  Accounts payable .........        4,166             9,305
                  Accrued expenses .........          249            (1,056)
                                                 --------          --------
         Net Cash from
            operating activities ...........        3,191            (2,091)

Investing Activities
     Purchase of property and equipment               (603)            (854)
     Proceeds from sale of property
            and equipment.........                     266                -
     Other..................................          (276)            (510)
                                                  ---------         --------

         Net cash from
            investing  activities ..........          (613)          (1,364)

 Financing Activities
     Borrowings on credit agreements    ....         4,645            8,233
     Repayments on credit agreements    ....        (5,996)          (5,014)
     Payments on long-term installment debt           (779)            (650)
     Issuance of Common Stock...............           210              128
                                                  ---------        --------
         Net cash from financing
            activities .....................        (1,920)           2,697

Increase (Decrease) in Cash and Cash
     Equivalents ...........................           658             (758)
     Cash and cash equivalents at
        beginning of period.................           600            1,369
                                                   --------        --------
     Cash and cash equivalents at
        end of period.......................       $ 1,258         $    611
                                                   ========        ========

*See "Restatement of Quarterly Financial Statements" in Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

STARCRAFT CORPORATION

July 2, 2000

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

     The effects of the restatement for the error resulted in the following impact on the Company's statement of operations for the quarter and nine months ended July 2, 2000 and balance sheet as of July 2, 2000: (Dollars in thousands, except per share amounts)

                                   Quarter Ended              9 Months Ended
                                      7/2/000                    7/2/00
                                   -------------              --------------

        Cost of Sales
          Previous                 $    27,563                $    85,145
          As Restated                   28,057                     87,144

        Net Income (Loss)
          Previous                         217                      3,040
          As Restated                     (277)                     1,041

        Earnings per Share
          Previous                        0.05                       0.72
          As Restated                    (0.07)                      0.25

        Earnings per Share Diluted
          Previous                        0.04                       0.63
          As Restated                    (0.07)                      0.22

        Inventory
          Previous                      16,087
          As Restated                   14,088

        Shareholders' Equity
          Previous                       7,436
          As Restated                    5,437

NOTES TO FINANCIAL STATEMENTS

STARCRAFT CORPORATION

July 2, 2000

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

Note 3.       Inventories

              The   composition  of  inventories  is  as  follows   (dollars  in
thousands):

                                   July 2, 2000                  October 3, 1999
                                  -------------                  ---------------
                                  (As Restated)*

          Raw Materials           $       8,854                     $   10,844
          Chassis                         1,150                          1,918
          Work in Process                 1,395                          1,940
          Finished Goods                  2,689                          1,675
                                  -------------                     ----------

                                  $      14,088                     $   16,377
                                  =============                     ==========



*See "Restatement of Quarterly Financial Statements" in Notes to Financial Statements.

STARCRAFT CORPORATION

July 2, 2000

Note 4.       Earnings Per Share

              The computation of earnings per share and earnings per share assuming dilution follows (in thousands, except share and per share amounts):



                                                          3 Months                           9 Months
                                              --------------------------------   -------------------------------

                                              July 2, 2000       June 27, 1999   July 2, 2000      June 27, 1999
                                              -------------      -------------   -------------     -------------
                                              (As Restated)*                    (As Restated)*
Earnings per share
    Net income (loss) available
     to common stockholders                    $     (  277)      $      1,490  $       1,041       $       (208)
                                               =============      ============= =============       =============

     Weighted average common
     shares outstanding                        $      4,224       $      4,173  $       4,205       $      4,152
                                               ============       ============  =============       ============

EARNINGS (LOSS) PER SHARE                      $     ( 0.07)      $       0.36  $        0.25       $      (0.05)
                                               =============      ============  =============       =============

Earnings per share
    Assuming dilution

     Net income (loss) available
     to common stockholders                    $      ( 277)      $       1,490 $      1,041        $       (208)
                                               ==============     ============= ============        =============

     Weighted average common
     shares outstanding                                4,224              4,173        4,205               4,152

     Add: Dilutive effects of
              assumed exercises:
                Incentive Stock Options                                     180          325
                Warrants                                 (a)                177          287                  (a)
                Other                                                        --            6
                                               -------------      ------------- ------------       --------------

     Weighted average common
     and dilutive potential common
     shares outstanding                                4,841              4,530        4,823               4,152
                                               =============      ============= ============       =============

EARNINGS (LOSS) PER SHARE
         ASSUMING DILUTION                     $      ( 0.07)     $        0.33 $       0.22       $       (0.05)
                                               ==============     ============= =============      ==============



(a) Calculation does not reflect the effect of the employee stock options and warrants outstanding since their effect is antidilutive.

*See "Restatement of Quarterly Financial Statements" in Notes to Financial Statements.

STARCRAFT CORPORATION

July 2, 2000

Note 5.       Operating Segment Information

              The tables below present information about segments used by the chief operating decision maker of the Company for the three and nine month periods ended July 2, 2000 and June 27, 1999. (Dollars in thousands)





                                                         3 Months                                  9 Months
                                            -----------------------------------         ------------------------------
                                            July 2, 2000          June 27, 1999         July 2, 2000      June 27,1999
                                            ------------          -------------         ------------      ------------
                                            (As Restated)*                              (As Restated)*
    Net sales by geographic region:
         Conversion Vehicle Products:
         Domestic                           $ 12,520              $   15,637            $ 32,796          $   36,554
         Export:
                  Japan                        2,012                     637               5,564               3,783
                  Europe                         299                   1,331               3,366               2,765
                  Middle East                     25                      43                 495                 106
                  Other                           --                       9                 464                  15

          OEM Automotive Supply:
              Domestic                        18,225                  10,455              62,944              15,662
              Export                              --                      --                  --                  --
                                            --------               ----------           --------          ----------

                                           $  33,081               $  28,112            $105,629          $   58,885
                                           =========               =========            ========          ==========


Operating income (loss)**:
         Conversion Vehicle Products       $ (1,283)               $     972            $ (3,211)         $      836
         OEM Automotive Supply                1,369                    1,347               6,036               1,266
                                           ---------               ---------            ---------         ----------
                                           $     86                $   2,319            $  2,825          $    2,102
                                           =========               =========            ========          ==========



                                           July 2, 2000        October 3, 1999
                                           ------------        ---------------
    Total Assets:
      Conversion Vehicle Products          $   26,685             $ 25,155
      OEM Automotive Supply                    21,634               18,626
                                           ------------           --------
                                           $   48,319             $ 43,781
                                           ===========            =========


*See "Restatement of Quarterly Financial Statements" in Notes to Financial Statements.

**Amounts are before general corporate expenses and after interest in income of subsidiary.

STARCRAFT CORPORATION

July 2, 2000

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

Gross profit decreased to $5.0 million (15.2% of sales) for the quarter ended July 2, 2000 from $5.7 million (20.4% of sales) for the quarter ended June 27, 1999. The decrease in gross profit is attributable to a change in product mix of lower margin sales in the OEM Automotive Supply segment and lower volume and larger sales discounts in the Conversion Vehicle segment.

Selling and promotion expense was $1.3 million for the quarters ended July 2, 2000 and June 27, 1999. General and administrative expense increased to $2.4 million in the fiscal 2000 quarter from $2.0 million for the quarter ended June 27, 1999 primarily due to the OEM Automotive Supply segment supporting an additional plant operation.

Interest expense increased to $343,000 for the fiscal 2000 quarter from $310,000 for the fiscal 1999 quarter. The increase is due to higher borrowing levels required to fund the working capital growth from the higher sales levels and higher interest rates. Minority interest results from the Company owning 50% of the OEM Automotive Supply segment. The prior year quarter benefited from $300,000 of cumulative minority interest credit. Income taxes for the fiscal 2000 quarter were $43,000 resulting from various state tax obligations. The Company does not have federal income tax expense at this time due to existing net operating loss carry forwards generated from prior year losses which were fully reserved.

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

Gross profit increased to $18.5 million (17.3% of sales) for the 2000 fiscal period from $10.1 million (17.1% of sales) for the fiscal 1999 period. The increase in gross profit is attributable to the sales growth and higher margin on the OEM Automotive Supply segment compared to the Conversion Vehicle segment.

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

On December 20, 2000 the Company and its subsidiary, Tecstar, amended their credit agreements with their primary lending institution. The amended agreements increase the maximum amount of the combined loans from $14 million to $22 million, and extend the term of the revolving advances to December 2005 for the Company, and November 2004 for Tecstar. The amendments allow Tecstar to advance funds and distribute earnings to the Company if certain conditions are met, and expends the borrowing base against which Tecstar may receive advances under the revolver. A portion of the Company's loan is guaranteed by two individuals, both of whom are currently directors and one of whom is an officer of the Company. The Company issued stock options to the individuals as incentive for their partial guarantee of the Company's long-term debt to purchase up to 250,000 shares of common stock of the Company for $3.00 per share, which was the twenty-day, average market price preceding the date of grant. The options have a 5 year term. All other significant terms of the original agreements remain unchanged although certain financial covenants for future periods are to be negotiated. The Company was in compliance with (or obtained waivers for) all covenants as of and for the quarter ended July 2, 2000. In addition, the Company was in compliance with (or obtained waivers on January 23, 2001, for) all covenants as of October 1, 2000 and December 31, 2000.

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

                                             STARCRAFT CORPORATION
                                             ---------------------
                                                 (Registrant)



January 26, 2001                             By: /s/Richard J. Mullin
                                                -------------------------------
                                                Richard J. Mullin
                                                Chief Financial Officer