Form 10-Q
period 2000-12-31
STARCRAFT CORP /IN/
filed 2001-02-13
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the quarter ended December 31, 2000

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

                        Yes  [X]              No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 31, 2000 - 4,245,059 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                          December 31, 2000
Form 10-Q

                                    - INDEX -



PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----

   Item 1.    Financial Statements

              Balance Sheets - December 31, 2000 (Unaudited)                   1
              and October 1, 2000 (Audited)

              Statements of Operations (Unaudited) for the three month         2
              periods ended December 31, 2000 and January 2, 2000

              Statements  of Cash Flow  (Unaudited)  for the  three  month     3
              periods ended December 31, 2000 and January 2, 2000

              Notes to Financial Statements                                  4-7

   Item 2.    Management's Discussion and Analysis                          8-10


PART II.          OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                                    12


PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

BALANCE SHEETS                                                  December 31, 2000      October 1, 2000
                                                                -----------------      ---------------
ASSETS                                                                   (Dollars in Thousands)
Current Assets
     Cash and cash equivalents.......................              $       476            $    1,294
     Trade receivables, less allowance for
          doubtful accounts of $255 for 2001
          and 2000...................................                    8,749                10,523
     Tooling and engineering services................                    4,970                 2,110
     Manufacturers' rebates receivable...............                      373                   329
     Inventories  ...................................                   10,472                10,629
     Other     ......................................                      870                 1,153
                                                                   -------------          ----------
         Total current assets........................                   25,910                26,038
Property and Equipment

     Land, buildings, and improvements...............                    6,854                 6,604
     Machinery and equipment.........................                    6,938                 6,794
                                                                   -------------          ----------
                                                                        13,792                13,398
     Less accumulated depreciation...................                    6,018                 5,752
                                                                   -------------          ----------
                                                                         7,774                 7,646

Goodwill, at amortized cost..........................                    1,136                 1,160
Other assets      ...................................                      266                   150
                                                                   -------------          ----------
                                                                   $    35,086            $   34,994
                                                                   =============          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturity of long-term debt..............              $     5,479            $    1,114
     Accounts payable, trade.........................                   18,251                16,814
     Accrued expenses:
         Warranty....................................                    2,811                 3,028
         Compensation and related expenses...........                      670                   766
         Taxes.......................................                      867                 1,088
            Other....................................                      678                 1,063
                                                                   -------------          -----------
  Total current liabilities..........................                   28,756                23,873

Long Term Debt    ...................................                    8,021                 9,957
Minority Interest in Subsidiary......................                     (325)                1,087

Shareholders' Equity (Deficiency)
     Preferred Stock, no par value; authorized
         but unissued 2,000,000 shares
     Common Stock, no par value;
          10,000,000 shares authorized
          4,245,059 shares issued as of
          December 31, 2000 and October 1, 2000......                   14,382                14,382
     Additional paid-in capital......................                    1,386                 1,008
     Accumulated deficit.............................                  (17,134)              (15,313)
                                                                   -------------          ----------
          Total shareholders' equity (deficiency)                       (1,366)                   77
                                                                   -------------          ----------
                                                                   $    35,086            $   34,994
                                                                   =============          ==========

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION
STATEMENTS OF OPERATIONS

                                                                3 Months Ended
                                                -------------------------------------------
                                                December 31, 2000           January 2, 2000
                                                -----------------           ---------------
                                                          (Dollars in thousands)

Net Sales
     Domestic     ..........................       $   17,708                  $   34,010
     Export       ..........................            1,051                       2,183
                                                   -----------                 -----------
                                                       18,759                      36,193

Cost of Goods Sold .........................           17,226                      29,188
                                                   -----------                 -----------
     Gross profit ..........................            1,533                       7,005

Operating Expenses
     Selling and promotion .................            1,200                       1,086
     General and administrative ............            2,276                       2,064
                                                   -----------                 -----------
                                                        3,476                       3,150
                                                   -----------                 -----------

     Operating Income (Loss)                           (1,943)                      3,855

Nonoperating (Expense) Income
     Interest expense                                    (320)                       (380)

     Other income net                                      33                          31
                                                   -----------                 -----------
                                                         (287)                       (349)
                                                   -----------                 -----------
     Income (Loss) before minority
         interest and income taxes .........            (2,230)                     3,506

    Minority interest in income (loss)
            of subsidiary...................              (413)                     2,765
                                                   ------------                -----------

     Income (Loss) before income taxes......            (1,817)                       741

Income Taxes      ..........................                 4                        188
                                                   ------------                -----------

     NET INCOME (LOSS) .....................       $    (1,821)                $      553
                                                   ============                ===========

     BASIC EARNINGS (LOSS)
         PER SHARE                                 $     (0.43)                $     0.13
                                                   ============                ===========

     DILUTIVE EARNINGS (LOSS)
         PER SHARE                                 $     (0.43)                $     0.12
                                                   ============                ===========

PART I            FINANCIAL INFORMATION

     Item 1. Financial Statements

STARCRAFT CORPORATION
STATEMENTS OF CASH FLOW

                                                              3 Months Ended
                                                   ---------------------------------------
                                                   December 31, 2000       January 2, 2000
                                                   -----------------       ---------------
                                                           (Dollars in Thousands)

Operating Activities
     Net Income (Loss) . . .................        $    (1,821)             $      553
     Adjustments to reconcile net income
        (loss) to net cash provided by
        operating activities:
         Depreciation and amortization .....                290                     318
         Additional paid-in capital -
              stock options.................                378                      --
         Minority interest .................             (1,412)                    766
         Change in operating
            assets and liabilities:
                  Receivables  .............             (1,130)                 (3,802)
                  Inventories...............                157                     610
                  Other ....................                283                     (52)
                  Accounts payable .........              1,437                  (1,558)
                  Accrued expenses .........               (919)                   (154)
                                                    ------------             -----------
         Net Cash from
            operating activities ...........             (2,737)                 (3,319)

Investing Activities
     Purchase of property and equipment                    (394)                   (143)
     Other..................................               (116)                     15
                                                    ------------             -----------
         Net cash from
            investing  activities ..........               (510)                   (128)
 Financing Activities
     Borrowings on credit agreements .......              2,834                   3,275
     Payments on credit agreement  .........               (127)                   (124)
     Payments on long-term debt ............               (278)                   (221)
     Issuance of Common Stock...............                 --                      50
         Net cash from financing
            activities .....................              2,429                   2,980
Decrease in Cash and Cash
     Equivalents ...........................               (818)                   (467)
     Cash and cash equivalents at
       beginning of period..................             1, 294                     600
                                                    ------------             -----------
     Cash and cash equivalents at
        end of period.......................        $       476              $      133
                                                    ============             ===========


NOTES TO FINANCIAL STATEMENTS
STARCRAFT CORPORATION
--------------------------------------------------------------------------------

December 31, 2000

Note 1.           Basis of Presentation

                  The accompanying unaudited financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Reference is made to the Company's audited financial statements set forth in its annual report on Form 10-K for its fiscal year ended October 1, 2000.

                  In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three month period ended December 31, 2000 and the three month period ended January 2, 2000. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results which may be expected for the year ending September 30, 2001.

Note 2.           Inventories

                  The composition of inventories is as follows (dollars in thousands):

                                            December 31, 2000    October 1, 2000
                                            -----------------    ---------------

                  Raw Materials                $   8,090           $   6,453
                  Chassis                            628               2,499
                  Work in Process                    871                 841
                  Finished Goods                   1,708               1,756
                  Obsolescence Reserve              (825)               (920)
                                               ----------          ----------
                                               $ 10,472            $  10,629
                                               ==========          ===========

STARCRAFT CORPORATION

December 31, 2000
--------------------------------------------------------------------------------

Note 3. Earnings Per Share

     The computation of basic and dilutive earnings (loss) per share follows (in thousands, except per share amounts):

                                                         3 Months
                                         ---------------------------------------
                                         December 31, 2000       January 2, 2000

Basic earnings (loss) per share

    Net income (loss) available
     to common stockholders                $      (1,821)          $       553
                                           ==============          ===========

     Weighted average common
     shares outstanding                            4,245                 4,187
                                           ==============          ===========

BASIC EARNINGS (LOSS) PER SHARE            $      ( 0.43)          $      0.13
                                           ==============          ===========

Dilutive earnings (loss) per share

     Net income (loss) available
     to common stockholders                $      (1,821)          $       553
                                           ==============          ===========

     Weighted average common

     shares outstanding                            4,245                 4,187

     Add: Dilutive effects of
              assumed exercises:
                Incentive Stock Options                                    274
                Warrants                             (a)                   259
                Other                                                        1
                                           --------------          -----------

     Weighted average common
     and dilutive potential common
     shares outstanding                            4,245                 4,721
                                           =============           ===========

DILUTIVE EARNINGS (LOSS)
    PER SHARE                              $       (0.43)          $      0.12
                                           ==============          ===========


     (a) Calculation does not reflect the effect of the employee stock options and warrants outstanding since their effect is antidilutive.

STARCRAFT CORPORATION

December 31, 2000
--------------------------------------------------------------------------------

Note 4. Operating Segment Information.

     The tables below present information about segments used by the chief operating decision maker of the Company for the three month periods ended December 31, 2000 and January 2, 2000. (Dollars in thousands)

                                                        3 Months
                                         ---------------------------------------
                                         December 31, 2000       January 2, 2000

    Net sales by geographic region:
        Conversion vehicles
          Domestic                         $       4,478           $     5,747
          Export
                  Japan                               --                 1,197
                  Europe                             752                   446
                  Middle East                        299                   367
                  Other                               --                   173

        Bus and mobility vehicles
          Domestic                                 7,640                 2,976
          Export                                      --                    --

        OEM automotive supply
          Domestic                                 5,590                25,287
          Export                                      --                    --
                                           --------------          -----------=
                                           $      18,759           $    36,193
                                           ==============          ============


Operating income (loss):
         Conversion vehicles               $      (1,436)          $   ( 1,938)
         Bus and mobility vehicles                   704                   140
         OEM automotive supply                      (380)                3,015
                                           --------------          ------------
                                           $     ( 1,112)          $     1,217
                                           ==============          ============

STARCRAFT CORPORATION

December 31, 2000
--------------------------------------------------------------------------------

Note 4. Operating Segment Information (continued).

The following provides a reconciliation of segment information to consolidated information:

                                                    2001               2000
                                                    ----               ----
        Operating income (loss)                 $  (1,112)          $   1,217
        Non-operating expenses                       (287)               (349)
        Federal and state income
             (tax) credit                              (4)               (188)
         Unallocated corporate expenses              (418)               (127)
                                                -------------       ----------
         Net income (loss)                      $  (1,821)          $     553
                                                ==========          ==========


                                           December 31, 2000     October 1, 2000
                                           -----------------     ---------------
Total Assets:
         Conversion vehicles                    $  17,367           $  18,212
         Bus and mobility vehicles                  5,371               4,501
         OEM automotive supply                     12,348              12,281
                                                ----------          ----------
                                                $  35,086           $  34,994
                                                ==========          ==========

Note 5. Stock Options

On December 12, 2000 the Company issued stock options to purchase shares of common stock to two individuals, both of who are currently directors and one of whom is an officer of the Company. The options were granted as incentive for their partial guarantee of the Company's long-term debt. The individuals can each purchase up to 250,000 shares of common stock of the Company for $3.00 per share, which was the twenty-day, average market price preceding the date of grant. The options have a five year term. The Company has accounted for these stock options under FASB Interpretation #44 "Accounting for Certain Transactions Involving Stock Compensations", and accordingly, recorded $378,000 of compensation expense in the quarter ended December 31, 2000.

STARCRAFT CORPORATION
--------------------------------------------------------------------------------
                              RESULTS OF OPERATIONS

          Comparison of the three months ended December 31, 2000 (First Quarter Fiscal Year 2001) to the three months ended January 2, 2000 (First Quarter Fiscal Year 2000)
--------------------------------------------------------------------------------

Net sales for the quarter ended December 31, 2000 decreased $17.4 million to $18.8 million from $36.2 million for the quarter ended January 2, 2000. The decrease is primarily in the OEM automotive supply segment. Automotive supply sales in the fiscal 2001 quarter were $5.6 million compared to $25.3 million in the fiscal 2000 quarter. The decline was due to a shutdown in one of two plants for a model year changeover and a slight decline in demand due to the slowdown in the automotive industry. Sales of bus and mobility vehicles increased from $3.0 million to $7.6 million as the Company expanded its market penetration and product offering. Sales of conversion vehicles declined from $7.9 million to $5.6 million due to a decline in the domestic conversion vehicle market and demand in Japan.

Gross profit was $1.5 million (8.2% of sales) for the quarter ended December 31, 2000 compared to $7.0 million (19.4%) for the quarter ended January 2, 2000. The decrease in gross profit is attributable to the sales decline in the higher margin OEM automotive supply segment. Selling and promotion expense increased $114,000 due to higher expenses in the OEM automotive supply business. The $212,000 increase in general and administrative expense in the fiscal 2001 quarter is due to higher compensation related to the issuance of stock options.

Interest expense decreased to $320,000 for the fiscal 2001 first quarter from $380,000 for the fiscal 2000 first quarter. The decrease is due to lower borrowings levels required to fund working capital as sales levels declined. Minority interest results from the Company owning 50% of the OEM automotive supply business. Income taxes for the fiscal 2001 quarter were $4,000 resulting from various state tax obligations. The Company does not have federal income tax expense at this time due to existing tax credit carry forwards generated from prior year losses.

STARCRAFT CORPORATION
--------------------------------------------------------------------------------

SEASONALITY AND TRENDS

The Company's sales and profits are dependent on the automotive markets in the United States and overseas, primarily Japan and Europe, and the OEM's ability to supply vehicle chassis. The OEM automotive supply segment is dependent on specific long-term customer contracts and is impacted by OEM plant shutdowns for model changeovers and OEM inventory adjustments. The business tends to be seasonable with stronger sales in March through July and is influenced by a number of factors including atypical weather for any sales region and OEM programs affecting the price, supply and delivery of vehicle chassis.

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

At December, 2000 and for the quarter then ended, the Company has shareholders' deficiency and had a significant first quarter loss. Primary factors for the loss include the continued decline in demand in the conversion vehicles segment and a plant shutdown at one of the OEM automotive supply segment locations.

Future operating plans of the Company are as follows. Production began in a new OEM automotive supply plant in November 2000. Additionally, the OEM automotive supply plant that experienced the extended shutdown for a model changeover will not start full production again until March 2001. Management intends to reduce operating losses and return the Company to profitability through continued diversification of its products and markets, focused effort and resources on higher margin lines of business and through cost reductions. Management intends to reassess the Company's long-term strategy for the conversion vehicle segment based on current industry trends. Further, the Company has reduced certain personnel and other overhead costs in the conversion vehicle segment as the conversion vehicle business has continued to decline. Management anticipates further decline in the conversion vehicle business and therefore intends to continue to reduce costs on an ongoing basis to minimize operating losses from this segment. If future actual results fail to meet management's plan, additional losses could occur.

LIQUIDITY AND CAPITAL RESOURCES

Funds available under the Company's revolving credit agreement were adequate to finance operations and provide for capital expenditures during the three months ended December 31, 2000.

Operations used $3.1 million of cash in the first three months of fiscal 2001 compared to $3.3 million in the fiscal 2000 period. Trade receivables at December 31, 2000 were 17% lower than October 1, 2000 primarily due to lower sales. Accounts payable increased $1.4 million in the fiscal 2001 first quarter primarily due to tooling purchases related to tooling and engineering services.

The Company spent $394,000 on capital expenditures during the three months ended December 31, 2000 primarily for plant improvements at the new OEM automotive supply facility.

STARCRAFT CORPORATION
--------------------------------------------------------------------------------
The Company's use of cash for operations and investing activities was financed by bank debt. As of December 31, 2000, bank debt was $13.5 million.

On December 20, 2000 the Company and its subsidiary, Tecstar, amended their credit agreements with their primary lending institution. The amended agreements increase the maximum amount of the combined loans from $14 million to $22 million, and extend the term of the revolving advances to December 2005 for the Company, and November 2004 for Tecstar. The amendments allow Tecstar to advance funds and distribute earnings to the Company if certain conditions are met, and expands the borrowing base against which Tecstar may receive advances under the revolver. A portion of the Company's loan is guaranteed by two individuals, both of whom are currently directors and one of whom is an officer of the Company. All other significant terms of the original agreements remain unchanged.

The loan agreements contain various covenants related to financial ratios and other items. The Company complied with or obtained waivers on January 23, 2001 through the end of the fiscal year, for all the covenants as of December 31, 2000 and later dates during fiscal 2001. Based on its discussions with the lender, the Company expects modified covenants to be set by the lender with which it will be in compliance.

The Company will continue to use borrowings under its bank revolving credit agreements to fund operations and investing activities. The Company believes that future cashflows from operations, funds available under its bank revolving credit agreements, and the continued use of OEM financing arrangements to manage its chassis inventory will be sufficient to satisfy its anticipated operating needs and capital improvements for fiscal 2001. If future actual results fail to meet management's plan, operations and investing activities could be adversely impacted.

Under its existing financing agreement, the Company is obligated to pay all outstanding principal and interest on the term portion in November 2001. The Company is attempting to sell certain real estate not currently used in operations. Proceeds from any sale will be used to reduce the term debt. The Company intends to refinance any unpaid term debt before it becomes due. The Company believes that its objectives for growth over the next few years can be accomplished with minimal capital investment and that its internal resources and existing or refinanced credit facilities will provide sufficient liquidity for such purposes.

The foregoing discussion contains forward looking statements regarding economic conditions, cost savings, adequacy of capital resources, seasonality and supply of, and demand for, the Company's products, and the prospects of Management's operating strategies, all of which are subject to a number of important factors which may cause the Company's projections to be materially inaccurate. Some of such factors are described in the Company's Form 10-K for the year ended October 1, 2000, under the subsection entitled "Discussion of Forward-Looking Information" which is incorporated herein by reference.

PART II. OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K

                  (a)      No exhibits are filed with this report.

                  (b) Form 8-K was filed on October 16, 2000 wherein the Company announced that it would restate its previously reported interim financial statements for fiscal 2000 and amend its Forms 10-Q for the quarters ended January 2, 2000, April 2, 2000 and July 2, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STARCRAFT CORPORATION
                                          ---------------------
                                               (Registrant)



February ______, 2001                     By: /s/Richard J. Mullin
                                              ----------------------------------
                                              Richard J. Mullin
                                              Vice President and
                                                Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STARCRAFT CORPORATION
                                          ---------------------
                                              (Registrant)



February _____, 2001                      By:
                                             -----------------------------------
                                             Richard J. Mullin
                                             Vice President and
                                               Chief Financial Officer