Form 10-Q
period 2001-04-01
STARCRAFT CORP /IN/
filed 2001-05-03
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the quarter ended April 1, 2001

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

              Yes  [X]                              No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 26, 2001 - 4,245,059 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                              April 1, 2001
Form 10-Q



                                    - INDEX -


PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----

 Item 1. Financial Statements

         Balance Sheets - April 1, 2001 (Unaudited)                           1
         and October 1, 2000 (Audited)

         Statements of Operations (Unaudited) for the three month             2
         periods ended April 1, 2001 and April 2, 2000 and the six month periods ended April 1, 2001 and April 2, 2000

         Statements of Cash Flow (Unaudited) for the six month                3
         periods ended April 1, 2001 and April 2, 2000

         Notes to Financial Statements                                      4-7

 Item 2. Management's Discussion and Analysis                              8-11


PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders                 12

 Item 6. Exhibits and Reports on Form 8-K                                    12


SIGNATURES                                                                   13

PART I   FINANCIAL INFORMATION

 Item 1. Financial Statements

STARCRAFT CORPORATION

BALANCE SHEETS                                 April 1, 2001    October 1, 2000
                                               ---------------------------------
ASSETS                                                 (Dollars in Thousands)
Current Assets
     Cash and cash equivalents................. $    1,199           $    1,294
     Trade receivables, less allowance for
          doubtful accounts of $84 for 2001
          and $255 for 2000....................     10,573               10,523
     Tooling and engineering services..........      4,128                2,110
     Manufacturers' rebates receivable.........        144                  329
     Inventories  .............................     10,730               10,629
     Other        .............................      1,227                1,153
                                                ----------           ----------
         Total current assets..................     28,001               26,038
Property and Equipment
     Land, buildings, and improvements.........      6,922                6,604
     Machinery and equipment...................      7,087                6,794
                                                ----------           ----------
                                                    14,009               13,398
     Less accumulated depreciation.............      6,283                5,752
                                                ----------           ----------
                                                     7,726                7,646

Goodwill, at amortized cost....................      1,112                1,160
Other assets      .............................        240                  150
                                                ----------           ----------
                                                $   37,079           $   34,994
                                                ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term debt  .....$    5,200           $    1,114
     Accounts payable, trade....................    18,953               16,814
     Accrued expenses:
         Warranty...............................     2,649                3,028
         Compensation and related expenses......       317                  766
         Taxes..................................     1,219                1,088
         Other..................................       826                1,063
                                                ----------           ----------
Total current liabilities.......................    29,164               23,873

Long -Term Debt   ..............................    11,388                9,957
Minority Interest in Subsidiary.................        --                1,087
Shareholders' Equity
     Preferred Stock, no par value;
         authorized but unissued
         2,000,000 shares
     Common Stock, no par value;
          10,000,000 shares authorized
          4,245,059 shares issued as
          of April 1, 2001
          and October 1, 2000...................    14,382               14,382
     Additional paid-in capital.................     1,386                1,008
     Accumulated deficit........................   (19,241)             (15,313)
                                                ----------           ----------
   Total shareholders' equity...................    (3,473)                  77
                                                ----------           ----------
                                                $   37,079           $   34,994
                                                ==========           ==========

PART I   FINANCIAL INFORMATION

 Item 1. Financial Statements

STARCRAFT CORPORATION


STATEMENTS OF OPERATIONS
                                                            3 Months Ended                               6 Months Ended
                                                ----------------------------------          ---------------------------------
                                                April 1, 2001        April 2, 2000          April 1, 2001       April 2, 2000
                                                -------------        -------------          -------------       -------------
                                                            (Dollars in thousands, except per share amounts)
Net Sales
     Domestic     ..........................    $   22,925           $   30,985             $   40,633          $   64,995
     Export       ..........................           300                5,370                  1,351               7,553
                                                ----------           ----------             ----------          ----------
                                                    23,225               36,355                 41,984              72,548

Cost of Goods Sold .........................        20,810               29,899                 38,036              59,087
                                                ----------           ----------             ----------          ----------
     Gross Profit ..........................         2,415                6,456                  3,948              13,461

Operating Expenses
     Selling and promotion .................         1,119                1,334                  2,319               2,420
      General and administrative ...........         2,783                2,206                  5,059               4,270
                                                ----------           ----------             ----------          ----------
                                                     3,902                3,540                  7,378               6,690
                                                ----------           ----------             ----------          ----------

     Operating Income (Loss) ...............        (1,487)               2,916                ( 3,430)              6,771

Nonoperating (Expense) Income
     Interest, net .........................          (290)                (386)                  (610)               (766)
     Other, net   ..........................            41                  (62)                    74                 (31)
                                                -----------          -----------            -----------         -----------
                                                      (249)                (448)                  (536)               (797)
                                                -----------          -----------            -----------         -----------

     Income(Loss) before minority
         interest and income taxes   .......        (1,736)               2,468                 (3,966)              5,974

Minority Interest in income (loss)
     of subsidiary..........................            --                1,488                    (89)              4,253
                                                -----------          -----------            -----------         -----------

     Income (Loss) before income taxes              (1,736)                 980                 (3,877)              1,721

Income Taxes       .........................            47                  215                     51                 403
                                                -----------          -----------            -----------         -----------

     NET INCOME (LOSS)......................   ($    1,783)          $      765            ($    3,928)         $    1,318
                                                ===========          ===========            ===========         ===========

BASIC EARNINGS (LOSS) PER SHARE                ($     0.42)          $     0.18            ($     0.93)         $     0.31
                                                ===========          ===========            ===========         ===========

DILUTIVE EARNINGS (LOSS) PER SHARE
                                               ($     0.42)          $     0.16            ($     0.93)         $     0.28
                                                ===========          ===========            ===========         ===========


PART I   FINANCIAL INFORMATION

 Item 1. Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF CASH FLOW
                                                         6 Months Ended
                                                --------------------------------
                                                April 1, 2001      April 2, 2000
                                                -------------      -------------
                                                     (Dollars in Thousands)
Operating Activities
     Net Income (Loss) .....................   ($    3,928)          $    1,318
     Adjustments to reconcile net loss to
        net cash provided by operating
       activities:
     Depreciation and amortization .........           579                  631
     Additional paid-in-capital stock options          378                   --
     Minority Interest......................        (1,087)                 253
         Change in operating
            assets and liabilities:
                  Receivables  .............        (1,883)              (7,239)
                  Inventories  .............          (101)               1,417
                  Other  ...................           (74)                 135
                  Accounts payable .........         2,139                2,905
                  Accrued expenses .........          (934)                 433
                                                -----------          -----------
         Net Cash from
            operating activities ...........        (4,911)                (147)

Investing Activities
     Purchase of property and equipment               (611)                (214)
     Other..................................           (90)                  76
     Proceeds from sale of property
        and equipment...................                --                   73
                                                -----------          -----------
         Net cash from
            investing  activities ..........          (701)                 (65)

 Financing Activities
     Borrowings on credit agreements    ....         7,103                3,592
     Repayments on credit agreements    ....        (1,029)              (2,883)
     Payments on long-term installment debt           (557)                (500)
     Issuance of Common Stock...............            --                  127
                                                -----------          -----------
         Net cash from financing
            activities .....................         5,517                  336

Increase (Decrease) in Cash and Cash
     Equivalents                                       (95)                 124
     Cash and cash equivalents at
        beginning of period.................         1,294                  600
                                                -----------          -----------
     Cash and cash equivalents at
        end of period.......................    $    1,199           $      724
                                                ===========          ===========

STARCRAFT CORPORATION

April 1, 2001

--------------------------------------------------------------------------------

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

          In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three month and six month periods ended April 1, 2001 and April 2, 2000. The results of operations for the six months ended April 1, 2001 are not necessarily indicative of the results which may be expected for the year ending September 30, 2001.

Note 2.   Inventories

          The composition of inventories is as follows (dollars in thousands):

                                            April 1, 2001        October 1, 2000
                                            -------------        ---------------

             Raw Materials                    $    8,726            $   6,453
             Chassis                                 486                2,499
             Work in Process                         594                  841
             Finished Goods                        1,497                1,756
             Obsolescence Reserve                   (573)                (920)
                                              -----------           ----------

                                              $   10,730            $  10,629
                                              ===========           ==========

STARCRAFT CORPORATION

April 1, 2001

--------------------------------------------------------------------------------
Note 3.  Tecstar

     The Company consoldiated its 50% owned subsidiary Tecstar into its financial statements. In accordance with ARB #51, the Company reorganized $742,000 of Tecstar's losses attributable to the minority interest partner during 2001. However, if future earnings do materialize, the Company will record aditional income to the extent of such losses previously absorped.

Note 4.   Earnings Per Share

          The computation of basic and dilutive earnings (loss) per share follows (in thousands, except per share amounts):

                                                            3 Months                                6 Months
                                                --------------------------------        ----------------------------------

                                                April 1, 2001       April 2, 2000          April 1, 2001       April 2, 2000
                                                -------------       -------------          -------------       -------------
Basic earnings per share
    Net income (loss) available
     to common stockholders                     ($    1,783)         $      765            ($    3,928)         $    1,318
                                                 ===========         ===========            ===========         ===========

     Weighted average common
     shares outstanding                               4,245               4,205                  4,245               4,196
                                                 ===========         ===========            ===========         ===========


BASIC EARNINGS (LOSS) PER SHARE                 ($     0.42)         $     0.18            ($     0.93)         $     0.31
                                                 ===========         ===========            ===========         ===========

Dilutive earnings (loss) per share

     Net income (loss) available
     to common stockholders                     ($    1,783)         $      765            ($    3,928)         $    1,318
                                                 ===========         ===========            ===========         ===========

     Weighted average common
     shares outstanding                               4,245               4,205                  4,245               4,196

     Add: Dilutive effects of
              assumed exercises:
                Stock Options                          (a)                  565                   (a)                  569
                Other                                                         6                                          5
                                                 -----------         -----------            -----------         -----------

     Weighted average common
     and dilutive potential common
     shares outstanding                               4,245               4,776                  4,245               4,770
                                                 ===========         ===========            ===========         ===========

DILUTIVE EARNINGS (LOSS) PER SHARE              ($     0.42)         $     0.16            ($     0.93)         $     0.28
                                                 ===========         ===========            ===========         ===========



     (a)  Calculation   does  not  reflect  the  effect  of  the  stock  options
          outstanding since their effect is antidilutive.

STARCRAFT CORPORATION

April 1, 2001

--------------------------------------------------------------------------------

Note 5.   Operating Segment Information

          The tables below present information about segments used by the chief operating decision maker of the Company for the three and six month periods ended April 1, 2001 and April 2, 2000.
          (Dollars in thousands)

                                                           3 Months                                    6 Months
                                                ---------------------------------          ---------------------------------
                                                April 1, 2001       April 2, 2000          April 1, 2001       April 2, 2000
                                                -------------       -------------          --------------      -------------
    Net sales by geographic region:
         Conversion vehicles
         Domestic                               $    6,404           $    7,408             $   10,882          $   13,155
         Export:
                  Japan                                223                2,355                    223               3,552
                  Europe                                38                2,621                    790               3,067
                  Middle East                           39                  103                    338                 470
                  Other                                 --                  291                     --                 464

         Bus and mobility vehicles
         Domestic                                    8,020                4,145                 15,660               7,121
         Export                                         --                   --                     --                  --

          OEM automotive supply
              Domestic                               8,501               19,432                 14,091              44,719
              Export                                    --                   --                     --                  --
                                                ----------           ----------             ----------          ----------
                                                $   23,225           $   36,355             $   41,984          $   72,548
                                                ==========           ==========             ==========          ==========

Operating income (loss):
         Conversion vehicles                   ($    1,400)         ($      664)           ($    2,836)        ($    2,602)
       Bus and mobility vehicles                       493                  534                  1,197                 674
         OEM automotive supply                        (335)               1,652                   (715)              4,667
                                                ----------           ----------             ----------          ----------
                                               ($    1,242)          $    1,522            ($    2,354)         $    2,739
                                                ==========           ==========             ==========          ==========





NOTES TO FINANCIAL STATEMENTS (Continued)

STARCRAFT CORPORATION

April 1, 2001

--------------------------------------------------------------------------------

Note 5.   Operating Segment Information - Continued



The following provides a reconciliation of segment information to consolidated information:

                                                           3 Months                                    6 Months
                                                ---------------------------------          ---------------------------------
                                                April 1, 2001       April 2, 2000          April 1, 2001       April 2, 2000
                                                -------------       -------------          --------------      -------------
Operating income (loss)                        ($    1,242)          $    1,522             $   (2,354)         $    2,739
Non-operating (expenses)                              (249)                (448)                (  536)               (797)
Income Taxes                                           (47)                (215)                (   51)               (403)
Minority interest (loss)                              (418)                  --                    742)                 --
Corporate income (expenses)                            173                  (94)                (  245)               (221)
                                                ----------           ----------             ----------          ----------

    Net income (loss)                          ($    1,783)          $      765            ($    3,938)         $    1,318
                                                ==========           ==========             ==========          ==========



                                            April 1, 2001        October 1, 2000
                                            -------------        ---------------
         Total Assets:
           Conversion vehicles                $   16,375             $   18,212
            Bus and mobility vehicles              5,437                  4,501
           OEM automotive supply                  15,267                 12,281
                                              ----------             -----------
                                              $   37,079             $   34,994
                                              ==========             ===========


Note 6.     Stock Options

On December 12, 2000 the Company issued stock options to purchase shares of common stock to two individuals, both of who are currently directors and one of who is an officer of the Company. The options were granted as incentive for their partial guarantee of the Company's long-term debt. The individuals can each purchase up to 250,000 shares of common stock of the Company for $3.00 per share which was the twenty-day, average market price preceding the date of grant. The options have a five year term. The Company has accounted for these stock options under FASB Interpretation #44 "Accounting for Certain Transactions Involving Stock Compensations", and accordingly, recorded $378,000 of compensation expense in the quarter ended December 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

STARCRAFT CORPORATION


--------------------------------------------------------------------------------
                              RESULTS OF OPERATIONS
               Comparison of the three months ended April 1, 2001
                       (Second Quarter Fiscal Year 2001)
    to the three months ended April 2,2000 (Second Quarter Fiscal Year 2000)
--------------------------------------------------------------------------------



Net sales for the quarter ended April 1, 2001 decreased $13.1 million to $23.2 million from $36.3 million for the quarter ended April 2, 2000. The decrease is primarily from the OEM Automotive Supply segment. OEM Automotive Supply sales in the fiscal 2001 quarter were $8.5 million compared to $19.4 million in the fiscal 2000 quarter. The decline was due to a shutdown in the largest of three plants for a model year changeover and a decline in overall demand in the automotive industry. Sales of Bus and Mobility vehicles increased from $4.1 million to $8.0 million as the Company expanded its market penetration and product offerings. Sales of conversion vehicles declined from $12.2 million to $6.1 million mainly due to a decline in demand overseas.

Gross profit was $2.4 million (10.4% of sales) for the quarter ended April 1, 2001 compared to $6.5 million (17.8% of sales) for the quarter ended April 2, 2000. The decrease in gross profit is attributable to the sales decline in the OEM Automotive Supply segment.

Selling and promotion expense decreased to $1.1 million for the quarter ended April 1, 2001 from $1.3 million for the quarter ended April 2, 2000. General and administrative expense increased to $2.8 million in the fiscal 2001 quarter from $2.2 million for the quarter ended April 1, 2000 primarily due to the OEM Automotive Supply segment supporting an additional plant operation.

Interest expense decreased to $290,000 for the fiscal 2001 quarter from $386,000 for the fiscal 2000 quarter. The decrease is due to lower borrowing levels required to fund the working capital growth from the lower sales levels. Minority interest results from the Company owning 50% of the OEM Automotive Supply segment. Income taxes for the fiscal 2001 quarter were $47,000 resulting from various state tax obligations. The Company does not have federal income tax expense at this time due to existing tax credit carry forwards generated from prior year losses which were fully reserved.

STARCRAFT CORPORATION

--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS
                 Comparison of the six months ended April 1 2001
                      to the six months ended April 2, 2000
--------------------------------------------------------------------------------



Net sales for the fiscal 2001 period decreased $30.5 million to $42.0 million from $72.5 million for the fiscal 2000 period. The decrease is primarily from the OEM automotive supply segment. OEM Automotive Supply sales in the fiscal 2001 period were $14.1 compared to $44.7 million in the fiscal 2000 period. The decline was due to a shutdown in the largest of three plants for a model year changeover and a decline in demand in the automotive industry. All three plants are expected to be operating beginning in the quarter ending July 1, 2001, although at levels below the same quarter in fiscal 2000. Sales of Bus and Mobility vehicles increased from $7.1 million to $15.7 million as the Company expanded its market penetration and product offerings. Sales of Conversion Vehicles declined from $20.7 million to $12.2 million mainly due to continued softness in demand overseas. Domestic sales were also unfavorably impacted by higher gasoline prices and the slowing domestic economy.

Gross profit was $3.9 million (9.4% of sales) for the six months ended April 1, 2001 compared to $13.5 million (18.6% of sales) for the comparable fiscal 2000 period. The decrease in gross profit is attributable to the sales decline in the OEM Automotive Supply segment.

Selling and promotion expense decreased slightly to $2.3 million for the fiscal 2001 period from $2.4 million for the fiscal 2000 period. General and administrative expense increased to $5.1 million in the fiscal 2001 period from $4.3 million for the fiscal 2000 period. The increase is primarily due to the OEM Automotive Supply segment supporting an additional plant operation.

Interest expense decreased to $610,000 for the fiscal 2001 period from $766,000 from the fiscal 2000 period. The decrease is due to lower borrowing levels required to fund the working capital growth from the lower sales levels. Minority interest results from the Company owning 50% of the OEM Automotive Supply segment. Income taxes for the fiscal 2001 period were $51,000 resulting from various state tax obligations. The Company does not have federal income tax expense at this time due to existing tax credit carry forwards generated from prior year losses which were fully reserved.

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

The Company eliminated much excess production capacity and reduced overhead in the last several years to address the decline in revenue. In 1997, the Company began a plan to diversify both its product base and target markets as it acquired National Mobility Corporation. In 1998, the Company continued to pursue its cost reduction and diversification strategy with the introduction of the shuttle bus product and the start-up of the OEM automotive supply business. The Company plans to continue to develop these new products and to increase its offerings in the commercial bus and mobility vehicle conversion commercial market.

The Company incurred a loss for the six months ended April 1, 2001 and has shareholders' deficiency at April 1, 2001. Primary factors for the loss included the continued decline in demand in the conversion vehicles segment and a plant shutdown at one of the OEM automotive supply segment locations.

Future operating plans of the Company are as follows. Production began in a new OEM automotive supply plant in November 2000. Additionally, the OEM automotive supply plant that experienced the extended shutdown for a model changeover is beginning full production in April 2001. However, volumes at the first two plants are expected to be below prior year's levels. Management intends to reduce operating losses and return the Company to profitability through continued diversification of its products and markets, focused effort and resources on higher margin lines of business and through cost reductions. Management continues to reassess the Company's long-term strategy for the conversion vehicle segment to either greatly reduce or eliminate losses incurred in this segment. Further, the Company has reduced certain personnel and other overhead costs in the conversion vehicle segment as the conversion vehicle business has continued to decline. Management anticipates further decline in the conversion vehicle business over time, and therefore intends to continue to reduce costs on an ongoing basis. If future actual results fail to meet management's plan, additional losses could occur.



LIQUIDITY AND CAPITAL RESOURCES

Funds available under the Company's revolving credit agreement were adequate to finance operations and provide for capital expenditures during the six months ended April 1, 2001.

Operations used $4.9 million of cash in the first six months of fiscal 2001 primarily due to the operating losses, compared to $.1 million in the fiscal 2000 period. Trade receivables at April 1, 2001 were slightly higher than October 1, 2000. Accounts payable increased $2.1 million in the fiscal 2001 period primarily due to tooling purchases related to tooling and engineering services and the seasonal increase in conversion vehicle sales.

The Company spent $611,000 on capital expenditures during the six months ended April 1, 2001 primarily for equipment and plant improvements at the new OEM automotive supply facility.

The Company's use of cash for operations and investing activities was financed by bank debt. As of April 1, 2001 bank debt was $16.6 million.

STARCRAFT CORPORATION

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES


On December 20, 2000 the Company and its subsidiary, Tecstar, amended their credit agreements with their primary lending institution. The amended agreements increase the maximum amount of the combined loans from $14 million to $22 million, and extended the term of the revolving advances to December 2005 for the Company, and November 2004 for Tecstar. The amendments allow Tecstar to advance funds and distribute earnings to the Company if certain conditions are met, and expands the borrowing base against which Tecstar may receive advances under the revolver. A portion of the Company's loan is guaranteed by two individuals, both of whom are currently directors and one of whom is an officer of the Company. All other significant terms of the original agreements were not changed.

On March 30, 2001 the credit agreements were amended to increase the maximum borrowing amount of Tecstar's loan from $8 million to $10 million and modify the financial covenants related to financial ratios and other items. The Company complied with or obtained waivers on May 2, 2001 for all the covenants as of April 1, 2001.

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

On March 12, 2001 the Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the net tangible assets, market capitalization and net income requirements for continued listing set forth in Marketplace Rule 4310(c)(2)(B), and that its securities are, therefore, subject to delisting from The Nasdaq SmallCap Market. The Company has appealed this decision. An adverse decision may result in the immediate delisting of the Company's securities. There can be no assurance that Nasdaq will grant the Company's request for continued listing. In the event that the Company's request for continued listing is ultimately denied, the Company shares should be eligible for quotation on the OTC Bulletin Board.

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

PART II. OTHER INFORMATION

 Item 4.    Submission of matters to a Vote of Security Holders

            (a)       Business conducted:

                      1)     Election of Director Nominees:

                                                          Votes Cast
                                                          ----------
                                                       For          Withheld
                                                    ---------       --------
                             G. Raymond Stults      3,925,545        46,125



                      2) Approval and Ratification of the appointment of Crowe, Chizek and Company LLP as auditors for the Company for the fiscal year ending September 30, 2001:

                                                     Votes Cast
                                                     ----------
                                                                        Broker
                                       For            Against        (Non-votes)
                                    ---------         -------        -----------
                                    3,950,845         19,625            1,200


 Item 6. Exhibits and Reports on Form 8-K

         (a)   The following are filed as exhibits with this report.

                10.1    First Amendment to Amended and Restated Loan Agreement

                10.2    Third Amendment to Loan Agreement

         (b) No reports on Form 8-K were filed during the fiscal quarter ended April 1, 2001.

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







                                                STARCRAFT CORPORATION
                                                ---------------------
                                                    (Registrant)



May 3, 2001                              By:    /s/  Richard J. Mullin
                                                --------------------------------
                                                Richard J. Mullin
                                                Chief Financial Officer