Form 10-Q/A
period 2000-12-31
STARCRAFT CORP /IN/
filed 2001-06-06
CIK 906473

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


The undersigned registrant hereby amends and restates Item 1. Financial Statements of the previously filed Quarterly Report on Form 10-Q for the quarter ended December 31, 2000. As more fully explained in Note 1 to the Notes to Consolidated Financial Statements of Starcraft Corporation, the restatement was due to an error in accounting for minority interest in loss of subsidiary resulting in the overstatement of minority interests and net income for the period.


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

PART I          FINANCIAL INFORMATION

     Item 1.    Financial Statements

STARCRAFT CORPORATION

BALANCE SHEETS                           December 31, 2000   October 1, 2000
                                         -----------------   ---------------
ASSETS                                       (Dollars in Thousands)
Current Assets                          (As restated)*

     Cash and cash equivalents.............$     476           $   1,294
     Trade receivables, less allowance for
          doubtful accounts of $255 for
          2001 and 2000....................    8,749              10,523
     Tooling and engineering services......    4,970               2,110
     Manufacturers' rebates receivable.....      373                 329
     Inventories  .........................   10,472              10,629
     Other     ............................      870               1,153
                                           ---------           ---------
         Total current assets..............   25,910              26,038
Property and Equipment
     Land, buildings, and improvements.....    6,854               6,604
     Machinery and equipment...............    6,938               6,794
                                           ---------           ---------
                                              13,792              13,398
     Less accumulated depreciation.........    6,018               5,752
                                           ---------           ---------
                                               7,774               7,646

Goodwill, at amortized cost................    1,136               1,160
Other assets      .........................      266                 150
                                           ---------           ---------
                                           $  35,086           $  34,994
                                           =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturity of long-term debt....$   5,479           $   1,114
     Accounts payable, trade...............   18,251              16,814
     Accrued expenses:
         Warranty..........................    2,811               3,028
         Compensation and related expenses.      670                 766
         Taxes.............................      867               1,088
         Other.............................      678               1,063
                                           ---------           ---------
  Total current liabilities................   28,756              23,873



Long Term Debt.............................    8,021               9,957
Minority Interest in Subsidiary............      ---               1,087

Shareholders' Equity (Deficiency)
     Preferred Stock, no par value; authorized
         but unissued 2,000,000 shares
     Common Stock, no par value;
          10,000,000 shares authorized
          4,245,059 shares issued as of
          December 31, 2000 and October 1,
            2000...........................   14,382              14,382
     Additional paid-in capital............    1,386               1,008
     Accumulated deficit...................  (17,459)            (15,313)
                                           ----------          ----------
          Total shareholders' equity
           (deficiency)                       (1,691)                 77
                                           ----------          ----------
                                           $  35,086           $  34,994
                                           ==========          ==========

     *See "Restatement of Quarterly Financial Statements" in Notes to Financial Statements.

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION
STATEMENTS OF OPERATIONS
                                                  3 Months Ended
                                         -----------------------------------
                                         December 31, 2000   January 2, 2000
                                         -----------------   ---------------
                                                (Dollars in thousands)
                                        (As restated)*
Net Sales
     Domestic     .........................$  17,708           $  34,010
     Export       .........................    1,051               2,183
                                           ---------           ---------
                                              18,759              36,193

Cost of Goods Sold ........................   17,226              29,188
                                           ---------           ---------
     Gross profit .........................    1,533               7,005

Operating Expenses
     Selling and promotion ................    1,200               1,086
     General and administrative ...........    2,276               2,064
                                           ---------           ---------
                                               3,476               3,150
                                           ---------           ---------

     Operating Income (Loss)                  (1,943)              3,855

Nonoperating (Expense) Income
     Interest expense                           (320)               (380)

     Other income net                             33                  31
                                           ---------           ----------
                                                (287)               (349)
                                           ----------          ----------
     Income (Loss) before minority
         interest and income taxes ........   (2,230)              3,506

    Minority interest in income (loss)
            of subsidiary..................      (88)              2,765
                                           ----------          ---------

     Income (Loss) before income taxes.....   (2,142)                741

Income Taxes      .........................        4                 188
                                           ---------           ---------

     NET INCOME (LOSS) ....................$  (2,146)          $     553
                                           ==========          =========

     BASIC EARNINGS (LOSS)
         PER SHARE                         $   (0.51)          $    0.13
                                           ==========          =========

     DILUTIVE EARNINGS (LOSS)
         PER SHARE                         $   (0.51)          $    0.12
                                           ==========          =========


     *See "Restatement of Quarterly Financial Statements" in Notes to Financial Statements.

PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements

STARCRAFT CORPORATION
STATEMENTS OF CASH FLOW
                                                   3 Months Ended
                                         -----------------------------------
                                         December 31, 2000   January 2, 2000
                                         -----------------   ---------------
                                                (Dollars in Thousands)
                                        (As restated)*
Operating Activities
     Net Income (Loss) . . ................$  (2,146)          $     553
     Adjustments to reconcile net income
        (loss) to net cash provided by
        operating activities:
         Depreciation and amortization ....      290                 318
         Additional paid-in capital -
              stock options................      378                  --
         Minority interest ................   (1,087)                766
         Change in operating
            assets and liabilities:
                  Receivables  ............   (1,130)             (3,802)
                  Inventories..............      157                 610
                  Other ...................      283                 (52)
                  Accounts payable ........    1,437              (1,558)
                  Accrued expenses ........     (919)               (154)
                                           ----------          ----------
         Net Cash from
            operating activities ..........   (2,737)             (3,319)

Investing Activities
     Purchase of property and equipment         (394)               (143)
     Other.................................     (116)                 15
                                           ----------          ---------
         Net cash from
            investing  activities .........     (510)               (128)
 Financing Activities
     Borrowings on credit agreements ......    2,834               3,275
       Payments on credit agreement  ......     (127)               (124)
Payments on long-term debt ................     (278)               (221)
     Issuance of Common Stock..............       --                  50
         Net cash from financing...........---------           ---------
            activities ....................    2,429               2,980
Decrease in Cash and Cash
     Equivalents ..........................     (818)               (467)
     Cash and cash equivalents at
       beginning of period.................   1, 294                 600
                                           ---------           ---------
     Cash and cash equivalents at
        end of period......................$     476           $     133
                                           =========           =========

     *See "Restatement of Quarterly Financial Statements" in Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
STARCRAFT CORPORATION

December 31, 2000

--------------------------------------------------------------------------------


Note 1.   Restatement of Quarterly Financial Statements

          Starcraft Corporation ("the Company") determined that an error was made in the accounting for minority interests.

          The Company did not properly record the loss in minority interest in its subsidiary, Tecstar, as required by ARB#51. To the extent that future earnings materialize in Tecstar, the Company will record additional income to the extent of such losses previously recorded.

          The effects of the restatement for the error resulted in the following impact on the Company's statement of operations for the quarter ended December 31, 2000 and balance sheet as of December 31, 2000: (Dollars in thousands, except per share amounts.)

                                                    Quarter Ended
                                                  December 31, 2000
                                                  -----------------
           Minority interest in income
                (loss) of subsidiary
                    Previous                        $      (413)
                    As Restated                     $      ( 88)

           Net Income (Loss)
                    Previous                        $    (1,821)
                    As Restated                     $    (2,146)

           Earnings per Share
                    Previous                        $     (0.43)
                    As Restated                     $     (0.51)

           Minority interest in subsidiary
                    Previous                        $      (325)
                    As Restated                              -0-

           Shareholders' Deficiency
                    Previous                        $    (1,366)
                    As Restated                     $    (1,691)

NOTES TO FINANCIAL STATEMENTS
STARCRAFT CORPORATION

December 31, 2000

--------------------------------------------------------------------------------


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

          In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a air statement of the results of operations for the three month period ended December 31, 2000 and the three month period ended January 2, 2000. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results which may be expected for the year ending September 30, 2001.

Note 3.   Inventories

          The composition of inventories is as follows (dollars in thousands):

                                         December 31, 2000   October 1, 2000
                                         -----------------   ---------------

           Raw Materials                   $   8,090           $   6,453
           Chassis                               628               2,499
           Work in Process                       871                 841
           Finished Goods                      1,708               1,756
           Obsolescence Reserve                 (825)               (920)
                                           ----------          ----------
                                           $  10,472           $  10,629
                                           =========           ==========

STARCRAFT CORPORATION

December 31, 2000

--------------------------------------------------------------------------------

Note 4.   Earnings Per Share

          The computation of basic and dilutive earnings (loss) per share follows (in thousands, except per share amounts):

                                                      3 Months
                                        ------------------------------------
                                        December 31, 2000    January 2, 2000
                                        -----------------    ---------------
                                        (As restated)*
Basic earnings (loss) per share

    Net income (loss) available
    to common stockholders                 $  (2,146)          $     553
                                           ==========          =========

    Weighted average common
    shares outstanding                         4,245               4,187
                                           ==========          =========

BASIC EARNINGS (LOSS) PER SHARE            $  ( 0.51)          $    0.13
                                           ==========          =========

Dilutive earnings (loss) per share

     Net income (loss) available
     to common stockholders                $  (2,146)          $     553
                                           ==========          =========

     Weighted average common
     shares outstanding                        4,245               4,187

     Add: Dilutive effects of
          assumed exercises:
              Incentive Stock Options                                274
              Warrants                            (a)                259
              Other                                                    1
                                           ----------          ---------

     Weighted average common
     and dilutive potential common
     shares outstanding                        4,245               4,721
                                           ==========          =========

DILUTIVE EARNINGS (LOSS)
    PER SHARE                              $   (0.51)          $    0.12
                                           ==========          =========

          (a)  Calculation  does not  reflect the effect of the  employee  stock
               options  and   warrants   outstanding   since  their   effect  is
               antidilutive.


     *See "Restatement of Quarterly Financial Statements" in Notes to Financial Statements.

STARCRAFT CORPORATION

December 31, 2000

--------------------------------------------------------------------------------

Note 5.   Operating Segment Information.

          The tables below present information about segments used by the chief operating decision maker of the Company for the three month periods ended December 31, 2000 and January 2, 2000. (Dollars in thousands)


                                                     3 Months
                                         -----------------------------------
                                         December 31, 2000   January 2, 2000
                                         -----------------   ---------------
    Net sales by geographic region:
         Conversion vehicles
           Domestic                        $   4,478           $   5,747
           Export
                  Japan                           --               1,197
                  Europe                         752                 446
                  Middle East                    299                 367
                  Other                           --                 173

         Bus and mobility vehicles
           Domestic                            7,640               2,976
           Export                                 --                  --

         OEM automotive supply
           Domestic                            5,590              25,287
           Export                                 --                  --
                                           ---------           ---------
                                           $  18,759           $  36,193
                                           =========           =========


Operating income (loss):
         Conversion vehicles               $ ( 1,436)          $ ( 1,938)
         Bus and mobility vehicles               704                 140
         OEM automotive supply                  (380)              3,015
                                          -----------          ---------
                                           $ ( 1,112)          $   1,217
                                           ==========          =========

STARCRAFT CORPORATION

December 31, 2000

--------------------------------------------------------------------------------

Note 5.           Operating Segment Information (continued).

The following provides a reconciliation of segment information to consolidated information:

                                              2001                2000
                                              ----                ----
                                        (As restated)*
      Operating income (loss)              $ ( 1,112)          $   1,217
      Non-operating expenses                    (287)               (349)
      Federal and state income
           (tax) credit                           (4)               (188)
      Minority interest loss                    (325)                ---
       Unallocated corporate expenses           (418)               (127)
                                           ----------          ----------
       Net income (loss)                   $ ( 2,146)          $     553
                                           ==========         ===========


                                      December 31, 2000      October 1, 2000
                                      -----------------      ---------------
Total Assets:
      Conversion vehicles                   $ 17,367            $ 18,212
      Bus and mobility vehicles                5,371               4,501
      OEM automotive supply                   12,348              12,281
                                           ---------           ---------
                                            $ 35,086            $ 34,994
                                           =========           =========


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





     *See "Restatement of Quarterly Financial Statements" in Notes to Financial Statements.

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

In light of continued operating losses in the conversion vehicle segment, the Company reassessed its long-term strategy. Effective May 25, 2001, the Company sold certain assets of the conversion vehicle segment to Centurion Vehicles, Inc. amounting to $2.3 million. Centurion Vehicles, Inc. paid $300,000 at closing and is obligated to make payments of $700,000 over the next twelve months and assume the Company's future warranty obligations. The Company does not expect to record a significant gain or loss from this transaction.


LIQUIDITY AND CAPITAL RESOURCES

Funds available under the Company's revolving credit agreement were adequate to finance operations and provide for capital expenditures during the three months ended December 31, 2000.

Operations used $2.7 million of cash in the first three months of fiscal 2001 compared to $3.3 million in the fiscal 2000 period. Trade receivables at December 31, 2000 were 17% lower than October 1, 2000 primarily due to lower sales. Accounts payable increased $1.4 million in the fiscal 2001 first quarter primarily due to tooling purchases related to tooling and engineering services.

The Company spent $394,000 on capital expenditures during the three months ended December 31, 2000 primarily for plant improvements at the new OEM automotive supply facility.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

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







                                    STARCRAFT CORPORATION
                                    ---------------------
                                        (Registrant)



June 4, 2001                   By:  /s/       Richard J. Mullin
                                    --------------------------------------------
                                    Richard J. Mullin
                                    Vice President and Chief Financial Officer