Form 10-Q
period 2001-07-01
STARCRAFT CORP /IN/
filed 2001-08-08
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the quarter ended July 1, 2001

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

           Yes  [X]                                     No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 2, 2001 - 4,245,059 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                              July 1, 2001
Form 10-Q


                                    - INDEX -



PART I.      FINANCIAL INFORMATION                                        PAGE
                                                                          ----

  Item 1.    Financial Statements

             Balance Sheets - July 1, 2001 (Unaudited)                       1
             and October 1, 2000 (Audited)

             Statements of Operations (Unaudited) for the three month        2
             periods ended July 1, 2001 and July 2, 2000 and the nine month periods ended July 1, 2001 and July 2, 2000

             Statements of Cash Flow (Unaudited) for the nine month          3
             periods ended July 1, 2001 and July 2, 2000

             Notes to Financial Statements                                 4-8

  Item 2.    Management's Discussion and Analysis                         9-12


PART II.     OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                               13


SIGNATURES                                                                  14

PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements

STARCRAFT CORPORATION

BALANCE SHEETS                                                      July 1, 2001          October 1, 2000
                                                                    -------------------------------------
ASSETS                                                                   (Dollars in Thousands)
Current Assets
  Cash and cash equivalents......................                    $       466            $     1,294
  Trade receivables, less allowance for doubtful
       accounts of $110 for 2001 and $175 for 2000                        16,052                 10,523
  Tooling and engineering services................                           480                  2,110
  Manufacturers' rebates receivable...............                           152                    329
  Notes receivable................................                           784                     --
  Inventories  ...................................                         7,786                 10,629
  Other        ...................................                         1,784                  1,153
                                                                     -----------            -----------
      Total current assets........................                        27,504                 26,038
Property and Equipment
  Land, buildings, and improvements...............                         7,243                  6,604
  Machinery and equipment.........................                         6,707                  6,794
                                                                     -----------            -----------
                                                                          13,950                 13,398
  Less accumulated depreciation...................                         6,468                  5,752
                                                                     -----------            -----------
                                                                           7,482                  7,646

Goodwill, at amortized cost.......................                         1,087                  1,160
Other assets      ................................                           235                    150
                                                                     -----------            -----------
                                                                     $    36,308            $    34,994
                                                                     ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt ...........                   $     4,905            $     1,114
  Accounts payable, trade.........................                        17,683                 16,814
  Accrued expenses:
      Warranty....................................                           874                  3,028
      Compensation and related expenses...........                           521                    766
      Taxes.......................................                           682                  1,088
      Other.......................................                         1,478                  1,063
                                                                     -----------            -----------
Total current liabilities.........................                        26,143                 23,873



Long-Term Debt ...................................                        12,424                  9,957
Minority Interest in Subsidiary...................                            --                  1,087

Shareholders' Equity
  Preferred Stock, no par value;  authorized
       but unissued 2,000,000 shares
  Common Stock, no par value;
       10,000,000 shares authorized
       4,245,059 shares issued as of July 1, 2001
       and October 1, 2000........................                        14,382                 14,382
  Additional paid-in capital .....................                         1,386                  1,008
  Accumulated deficit.............................                       (18,027)               (15,313)
                                                                     -----------            -----------
       Total shareholders' equity.................                        (2,259)                    77
                                                                     -----------            -----------
                                                                     $    36,308            $    34,994
                                                                     ===========            ===========

PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF OPERATIONS



                                                          3 Months Ended                                9 Months Ended
                                               -------------------------------------           ----------------------------------

                                                  July 1, 2001          July 2, 2000           July 1, 2001        July 2, 2000
                                                  ------------          ------------           ------------        ------------
                                                                 (Dollars in thousands, except per share amounts)
Net Sales                                        $    25,024           $     23,694           $     57,978        $    77,237

Cost of Goods Sold .........................          20,684                 19,062                 48,798             60,584
                                                 -----------           ------------           ------------        -----------
         Gross profit ......................           4,340                  4,632                  9,180             16,653

Operating Expenses
     Selling and promotion .................             384                    324                  1,310                893
     General and administrative                        2,284                  2,247                  7,021              6,267
                                                 -----------           ------------           ------------        -----------
     Operating Income ......................           1,672                  2,061                    849              9,493

Nonoperating (Expense) Income
     Interest, net .........................            (345)                  (274)                  (847)              (903)
     Other, net   ..........................              77                     31                    150                 --
                                                 -----------           ------------           ------------       -------------
                    ........................            (268)                  (243)                  (697)              (903)
                                                 ------------          -------------          -------------      -------------

     Income before minority    .............           1,404                  1,818                    152              8,590
         interest and income taxes..........

Minority Interest in income of Subsidiary                 --                  1,278                    (89)             5,531
                                                 -----------           ------------           ------------        -----------

     Income from continuing operations
          before income taxes                          1,404                    540                    241              3,059

Income Taxes (Credits)                                    (1)                    31                     41                416
                                                 -----------           ------------           ------------        -----------

Income from continuing operations                      1,405                    509                    200              2,643

Discontinued Operations:
     Loss from discontinued operations,
          net of taxes                                  (191)                  (786)                (2,914)            (1,602)
                                                 ------------          -------------          -------------       ------------


     Net Income (Loss)                           $     1,214           $       (277)          $     (2,714)       $     1,041
                                                 ===========           =============          =============       ============

Earnings (loss) per share:
Basic:
     Continuing operations                       $      0.33           $       0.12           $       0.05       $       0.63
     Discontinued operations                           (0.04)                 (0.19)                 (0.69)             (0.38)
                                                 ------------          -------------          -------------      ------------
Basic Earnings per share                         $      0.29           $      (0.07)          $      (0.64)      $       0.25
                                                 ===========           ============           =============      ============

Dilutive:
     Continued operations                        $      0.33           $       0.12           $       0.05       $       0.55
     Discontinued operations                           (0.05)                 (0.19)                 (0.69)             (0.33)
                                                 ------------          -------------          -------------      -------------
Dilutive earnings (loss) per share               $      0.28           $      (0.07)          $      (0.64)      $       0.22
                                                 ===========           =============          =============      =============

PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF CASH FLOW
                                                                              9 Months Ended
                                                               -------------------------------------------
                                                                   July 1, 2001           July 2, 2000
                                                                   ------------           ------------
                                                                          (Dollars in Thousands)
Operating Activities
     Net Income from continuing operations                           $       200            $     2,643
     Adjustments to reconcile net income
        From continuing operations to net cash
        provided by operating activities:
     Depreciation and amortization .........                                 789                    952
     Additional paid-in-capital stock options                                378                     --
     Minority Interest......................                              (1,087)                 1,002

         Change in operating
         assets and liabilities:
                  Receivables  .............                              (3,821)                (5,612)
                  Inventories  .............                                 376                  2,289
                  Other  ...................                                (631)                  (896)
                  Accounts payable .........                                 869                  4,166
                  Accrued expenses .........                                (705)                   249
                                                                     ------------           -----------
         Net cash from continuing
            operating activities ...........                              (3,632)                 4,793

         Net loss from discontinued
            operations......................                              (2,914)                (1,602)
                                                                     ------------            -----------

         Net cash from operating activities                               (6,546)                 3,191

Investing Activities
     Purchase of property and equipment                                     (758)                  (603)
     Proceeds from sale of property
            and equipment ..................                                  --                    266
      Proceeds from sale of Conversion
          Vehicle Business..................                                 303                     --
     Other..................................                                 (85)                  (276)
                                                                     ------------           ------------

         Net cash from investing activities                                 (540)                  (613)

 Financing Activities
     Borrowings on credit agreements    ....                               8,139                  4,645
     Repayments on credit agreements    ....                              (1,029)                (5,996)
     Payments on long-term installment debt                                 (852)                  (779)
     Issuance of Common Stock...............                                  --                    210
                                                                     -----------            -----------
         Net cash from financing activities                                6,258                 (1,920)

Increase (Decrease) in Cash and Cash
     Equivalents ...........................                                (828)                   658
     Cash and cash equivalents at
        beginning of period.................                               1,294                    600
                                                                     -----------            -----------
     Cash and cash equivalents at
        end of period.......................                         $       466            $     1,258
                                                                     ===========            ===========

NOTES TO FINANCIAL STATEMENTS

STARCRAFT CORPORATION

July 1, 2001



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

          In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three month and nine month periods ended July 1, 2001 and July 2, 2000. The results of operations for the nine months ended July 1, 2001 are not necessarily indicative of the results which may be expected for the year ending September 30, 2001.

Note 2.   Discontinued Operation (dollars in thousands)

          On May 7, 2001, the Company's Board of Directors adopted a plan to divest the Company's Conversion Vehicle business. The results of the Conversion Vehicle business have been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30.

          On May 25, 2001, the Conversion Vehicle business was sold to Centurion Vehicles, Inc. ("Centurion"). Under the terms of the sale, Centurion acquired inventory, machinery and equipment valued at $2,319. Centurion paid $303 in cash at closing, assumed Starcraft's warranty obligations of $1,685 and issued notes payable over one year in the amount of $685. Starcraft will receive royalties under a license agreement for the use of the Starcraft name, certain trademarks and patents. The Company did not record any gain or loss from the disposal of the Conversion Vehicle business.

          Sales for the Conversion Vehicle business were $4,009 and $9,767 for the three months ended July 1, 2001 and July 2, 2000, respectively and $13,891 and $29,404 for the nine months ended July 1, 2001 and July 2, 2000, respectively.

STARCRAFT CORPORATION

July 1, 2001



Note 3.   Inventories

          The composition of inventories is as follows (dollars in thousands):

                                           July 1, 2001         October 1, 2000
                                           ------------         ---------------

              Raw Materials                $    6,047             $   6,453
              Chassis                           1,177                 2,499
              Work in Process                     418                   841
              Finished Goods                      935                 1,756
              Obsolescence Reserve               (791)                 (920)
                                           -----------            ----------

                                           $    7,786             $  10,629
                                           ===========            ==========


Note 4.   Tecstar

          The Company consolidated its 50% owned subsidiary Tecstar into its financial statements. In accordance with ARB#51, the Company recognized $621,000 of additional income attributable to the minority interest partner in the quarter ended July 1, 2001.

STARCRAFT CORPORATION

July 1, 2001


Note 5.   Earnings Per Share

          The computation of basic and dilutive earnings per share follows (in thousands, except share and per share amounts):

                                                             3 Months                                    9 Months
                                                -----------------------------------          ------------------------------

                                                July 1, 2001          July 2, 2000           July 1, 2001      July 2, 2000
                                                ------------          -------------          -------------     ------------
Basic earnings per share
    Net income (loss) available
     to common stockholders                      $     1,214           $      ( 277)          $     (2,714)     $      1,041
                                                 ============          =============          =============     =============

     Weighted average common
     shares outstanding                                4,245                  4,224                  4,245             4,205
                                                 ============          =============          =============     =============


Basic earnings (loss) per share                  $      0.29           $      (0.07)          $     ( 0.64)     $       0.25
                                                 ============          =============          =============     =============


Dilutive earnings per share

     Net income (loss) available
     to common stockholders                      $     1,214           $      ( 277)          $     (2,714)     $      1,041
                                                 ============          =============          =============     =============

     Weighted average common
     shares outstanding                                4,245                  4,224                  4,245             4,205

     Add: Dilutive effects of
          assumed exercises:
                Incentive Stock Options                   25                     (a)                    (a)              612
                Other                                     --                                                               6
                                                 ------------          -------------          -------------     -------------

     Weighted average common
     and dilutive potential common
     shares outstanding                                4,270                  4,224                  4,245             4,823
                                                 ============          =============          =============     =============


Dilutive earnings (loss) per share               $      0.28           $      (0.07)          $     ( 0.64)     $       0.22
                                                 ============          =============          =============     =============



          (a)  Calculation  does not  reflect the effect of the  employee  stock
               options  and   warrants   outstanding   since  their   effect  is
               antidilutive.

STARCRAFT CORPORATION

July 1, 2001


Note 6.   Operating Segment Information

          The tables below present information about segments used by the chief operating decision maker of the Company for the three and nine month periods ended July 1, 2001 and July 2, 2000. (Dollars in thousands)

                                                             3 Months                                    9 Months
                                                ----------------------------------           ------------------------------
                                                July 1, 2001          July 2, 2000           July 1, 2001      July 2, 2000
                                                ------------          ------------           ------------      ------------
         Bus and mobility vehicles:
               Domestic                          $    10,031           $      5,469           $     28,894      $     14,293
               Export                                    ---                    ---                    ---               ---

         OEM automotive supply:
              Domestic                                14,993                 18,225                 29,084            62,944
              Export                                      --                     --                     --                --
                                                 -----------           ------------           ------------      ------------
                                                 $    25,024           $     23,694           $     57,978      $     77,237
                                                 ===========           ============           ============      ============

 Operating income (loss)*:
         Bus and mobility vehicles               $       237           $       (577)          $      1,205      $     (1,845)
         OEM automotive supply                           705                  1,369                    (10)            6,036
                                                 -----------           ------------           -------------     -------------
                                                 $       942           $        792           $      1,195      $      4,191
                                                 ===========           ============           ============      ============


          * Amounts are before general corporate expenses and after interest in income of subsidiary.


The following provides a reconciliation of segment information to consolidated information:

                                                             3 Months                                    9 Months
                                                -----------------------------------          -------------------------------
                                                July 1, 2001          July 2, 2000           July 1, 2001      July 2, 2000
                                                ------------          ------------           ------------      ------------

Operating income
     from continuing operations:                 $       942           $        792           $      1,195     $       4,191
Non-operating (expenses)                                (268)                  (243)                  (697)             (903)
Income Taxes                                               1                    (31)                   (41)             (416)
Minority interest income (loss)                          621                    ---                   (121)              ---
Corporate income (expenses)                              109                     (9)                  (136)             (229)
                                                 -----------           -------------          -------------     -------------

Income from
     continuing operations:                      $     1,405           $        509           $        200      $      2,643
                                                 ===========           ============           ============      ============

STARCRAFT CORPORATION

July 1, 2001


Note 7.   Operating Segment Information

                                       July 1, 2001            October 1, 2000
                                       ------------            ---------------
    Total Assets:
         Bus and mobility vehicles       $   21,020              $ 22,713
         OEM automotive supply               15,288                12,281
                                         ----------              --------
                                         $   36,308              $ 34,994
                                         ==========              ========


Note 8.   Stock Options

          On December 12, 2000 the Company issued stock options to purchase shares of common stock to two individuals, both of whom are currently directors and one of whom is an officer of the Company. The options were granted as incentive for their partial guarantee of the Company's long-term debt. The individuals can each purchase up to 250,000 shares of common stock of the Company for $3.00 per share which was the twenty-day average market price preceding the date of grant. The options have a five year term. The Company has accounted for these stock options under FASB Interpretation #44 "Accounting for Certain Transactions Involving Stock Compensations", and accordingly, recorded $378,000 of compensation expense in the quarter ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STARCRAFT CORPORATION


--------------------------------------------------------------------------------
                              RESULTS OF OPERATIONS
                Comparison of the three months ended July 1, 2001
                        (Third Quarter Fiscal Year 2001)
                     to the three months ended July 2, 2000
                        (Third Quarter Fiscal Year 2000)

--------------------------------------------------------------------------------

Continuing Operations:

Net sales for the quarter ended July 1, 2001 increased $1.3 million to $25.0 million from $23.7 million for the quarter ended July 2, 2000. Bus and Mobility Vehicle sales increased $4.5 million to $10.0 million from $5.5 million due to an expanded product offerings and dealer base. OEM Automotive Supply sales declined $3.2 million to $15.0 million from $18.2 million. All three OEM Automotive Supply plants were in production; however, sales declined as automotive demand was lower due to the economy and higher gasoline prices.

Gross profit decreased to $4.3 million (17.3% of sales) for the quarter ended July 1, 2001 from $4.6 million (19.5% of sales) for the quarter ended July 2, 2000. The decrease in gross profit is attributable to a change in product mix of lower margin sales in the Bus and Mobility Vehicle segment compared to the OEM Automotive Supply segment.

Selling and promotion expense was $.4 million for the quarter ended July 1, 2001 compared to $.3 million for the quarter ended July 2, 2000. General and administrative expense increased slightly to $2.3 million in the fiscal 2001 quarter from $2.2 million for the quarter ended July 2, 2000.

Interest expense increased to $345,000 for the fiscal 2001 quarter from $274,000 for the fiscal 2000 quarter. The increase is due to higher borrowing levels partially offset by lower interest rates. Minority interest results from the Company owning 50% of the OEM Automotive Supply segment. The fiscal 2001 quarter benefited from $621,000 of additional minority interest income recorded in accordance with ARB#51. The Company does not have federal income tax expense at this time due to existing net operating loss carry forwards generated from prior year losses which were fully reserved.


Discontinued Operations:

On May 25, 2001, the Company sold certain assets of its Conversion Vehicle business to Centurion Vehicles, Inc. for $303,000 in cash and $685,000 in notes receivable payable over one year. Centurion assumed the Company's warranty obligations. The Conversion Vehicle segment reported net losses of $191,000 and $786,000 for the quarters ended July 1, 2001 and July 2, 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


STARCRAFT CORPORATION

--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS
                Comparison of the nine months ended July 1, 2001
                      to the nine months ended July 2, 2000
--------------------------------------------------------------------------------


Continuing Operations:

Net sales for the fiscal 2001 period decreased $19.2 million to $58.0 million from $77.2 million for the fiscal 2000 period. OEM Automotive Supply sales in the fiscal 2001 period decreased $33.8 million to $29.1 million from $62.9 million in the fiscal 2000 period. The decline was due to a shutdown in the largest of three plants for the first six months of fiscal 2001 for a model year changeover and a decline in demand in the automotive industry. All three plants were operating during the quarter ended July 1, 2001, but at lower levels than the prior year period. Bus and Mobility Vehicle sales increased $14.6 million in the fiscal 2001 period to $28.9 million from $14.3 million in the fiscal 2000 period. This increase is attributable to expanded product offerings and dealer base.

Gross profit decreased to $9.2 million (15.8% of sales) for the 2001 fiscal period from $16.7 million (21.6% of sales) for the fiscal 2000 period. The decrease in gross profit is attributable to lower sales and the change in product mix of lower margin sales of Bus and Mobility Vehicles compared to OEM Automotive Supply sales.

Selling and promotion expense increased to $1.3 million for the fiscal 2001 period from $.9 million for the fiscal 2000 period. The increase is primarily due to the increase in Bus and Mobility Vehicle sales support. General and administrative expense increased to $7.0 million in the fiscal 2001 period from $6.3 million for the fiscal 2000 period. The increase is primarily due to the OEM Automotive Supply segment supporting an additional plant operation and $378,000 of compensation expense for stock options (see Note 8 of Financial Statements).

Interest expense decreased to $847,000 for the fiscal 2001 period from $903,000 from the fiscal 2000 period. The decrease is due to slightly lower borrowing levels and lower interest rates.

Minority interest results from the Company owning 50% of the OEM Automotive Supply segment. The Company has recognized $121,000 of additional minority interest expense for the nine months ended July 1, 2001 in accordance with ARB#51. However, if future earnings materialize, the Company will record additional income to the extent of such losses previously absorbed. Income taxes for the fiscal 2001 period were $41,000 resulting from various state tax obligations. The Company does not have federal income tax expense at this time due to existing net operating loss carry forwards generated from prior year losses which were fully reserved.


Discontinued Operations:

The Conversion Vehicle business reported losses of $2.9 million and $1.6 million for the nine months ended July 1, 2001 and July 2, 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


STARCRAFT CORPORATION

--------------------------------------------------------------------------------


SEASONALITY AND TRENDS

The Company's bus and mobility vehicle segment is dependent on public and private demand for small to medium size transportation buses and vans. The business is influenced by such factors as interest rates, and the availability of financing and government subsidies to its customers. The OEM automotive supply segment is dependent on specific long-term customer contracts and market demand for trucks and SUVs. The business is influenced by a number of factors including atypical weather for any sales region and OEM programs affecting the price, supply and delivery of vehicle chassis.

On May 25, 2001 the Company sold certain assets of its Conversion Vehicle business as part of its long-term strategy to reduce operating losses and return to sustained profitability

Future operating plans of the Company are as follows. Production began in a new OEM automotive supply plant in November 2000. Additionally, the OEM automotive supply plant that experienced the extended shutdown for a model changeover started full production in April 2001. However, volumes at the first two plants are expected to be below prior year's levels. Management intends to reduce operating losses and return the Company to profitability through continued diversification of its products and markets, focused effort and resources on higher margin lines of business and through cost reductions. Further, the Company plans to continue to develop these new products and to increase its offerings in the commercial vehicle conversion market. If future actual results fail to meet management's plan, additional losses could occur.


LIQUIDITY AND CAPITAL RESOURCES

Funds  available  from  operations  and under  the  Company's  revolving  credit
agreement   were  adequate  to  finance   operations  and  provide  for  capital
expenditures during the nine months ended July 1, 2001.

Continuing operations used $3.6 million of cash in the first nine months of fiscal 2001 compared to generating $4.8 million in the fiscal 2000 period. Trade receivables at July 1, 2001 were higher than October 1, 2000 due to the higher sales volume. Accounts payable increased $.9 million in the fiscal 2001 period primarily due to higher OEM Automotive Supply sales.

The Company spent $.8 million on capital expenditures during the nine months ended July 1, 2001 primarily for equipment and plant improvements at the new OEM automotive supply facility.

The Company's use of cash for operations and investing activities was financed by bank debt. As of July 1, 2001 bank debt was $17.3 million.

On December 20, 2000 the Company and its subsidiary, Tecstar, amended their credit agreements with their primary lending institution. The amended agreements increased the maximum amount of the combined loans from $14 million to $22 million, and extended the terms of the revolving advances to December 2005 for the Company, and November 2004 for Tecstar. The amendments allow Tecstar to advance funds and distribute earnings to the Company if certain conditions are met, and expands the borrowing base against which Tecstar may receive advances under the revolver. A portion of the Company's loan is guaranteed by two individuals, both of whom are currently directors and one of whom is an officer of the Company. All other significant terms of the original agreements were not changed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


STARCRAFT CORPORATION

--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (Continued)

On March 30, 2001 the credit agreements were amended to increase the maximum borrowing amount of Tecstar's loan from $8 million to $10 million and modify the financial covenants related to financial ratios and other items. The Company complied with all the covenants as of July 1, 2001.

Under its existing financing agreement, the Company is obligated to pay all outstanding principal and interest on the term portion ($4.5 million) in November 2001. The Company intends to refinance any unpaid term debt before it becomes due. The Company is attempting to sell certain real estate not currently used in operations. Proceeds from any sale will be used to reduce the term debt. However, there can be no assurance that the Company will be able to timely sell its unused real property or as to the proceeds of such sale. In addition, the Company retained approximately ($2.5 million) in current trade debt after the sale of the Conversion Vehicle segment. The Company believes that its objectives for growth over the next 12 months can be accomplished with minimal capital investment and that its internal resources and existing or refinanced credit facilities will provide sufficient liquidity for such purposes. If continuing operations fall short of management's expectations, some or all of this debt may need to be funded through working capital borrowings or other means. While the Company expects to refinance these obligations to the extent necessary, there is no assurance that the Company's lenders will agree to refinance its term debt remaining after sale of the real property, if any, or to expand the revolving facility to refinance any excess trade debt. In the event of a shortfall, management may seek new equity capital investment, which would be dilutive to current shareholders, or may seek to sell additional assets.

On May 25, 2001 the Company received a Nasdaq Staff Determination indicating that the Company failed to comply with the net tangible assets, market capitalization and net income requirements for continued listing set forth in Marketplace Rule 4310 (c)(2)(B), and, accordingly that its securities were delisted from The Nasdaq SmallCap Market. The Company shares are quoted on the OTC Bulletin Board.

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

                    Exhibit No.
                    ----------


             (b) Form 8-K was filed on June 6, 2001wherein the Company announced the sale of certain assets of its Conversion Vehicle business on May 25, 2001.

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







                                            STARCRAFT CORPORATION
                                            ---------------------
                                                  (Registrant)



August 7, 2001                          By: /s/ Richard J. Mullin
                                            ------------------------------------
                                            Richard J. Mullin
                                            Chief Financial Officer