Form 10-K
period 2001-09-30
STARCRAFT CORP /IN/
filed 2001-12-21
CIK 906473

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20547

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001. or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
     _______________.

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
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X       No
                                      -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.     X
                                      -----
The aggregate market value of the issuer's voting stock held by non-affiliates, as of December 18, 2001, was $15,997,721.

The number of shares of the Registrant's Common stock, without par value, outstanding as of December 21, 2001, was 4,266,059 shares.



DOCUMENTS INCORPORATED HEREIN BY REFERENCE

The Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held February 6, 2002, is incorporated herein by reference in response to portions of Part III of this report.

                              STARCRAFT CORPORATION
                                    Form 10-K
                                      Index

                                     PART 1

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results Results of Operations
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
Item 8.   Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on form 8-K.

          Signatures

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Starcraft Corporation (the "Company"), an Indiana corporation founded in 1990, is a manufacturer of second-stage, custom vehicles. The business is comprised of two segments; conversion vehicle parts and direct Original Equipment Manufacturer ("OEM") automotive supply. Conversion vehicle parts are used in conversion vans, pickup trucks and sport utility vehicles. Second stage represents the manufacturing completion of incomplete (first stage) vehicles from the OEMs.


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

In July 1994, the Company acquired substantially all of the assets of Imperial Industries, Inc., another conversion vehicle manufacturer. In February 1997, the Company purchased the assets of National Mobility Corporation in Elkhart, Indiana, a manufacturer of vehicles for the mobility impaired. In October 1997, the Company started an OEM automotive supply business with a partner. The primary purpose of this business is to supply conversion vehicles directly to the Big 3 automakers. In February 1998, the Company started manufacturing and marketing commercial shuttle buses. In May 2001, the Company sold its unprofitable van conversion business. In August 2001, the Company sold its bus and mobility business. The results of these two businesses are recorded in the Company's financial statements as discontinued operations.

The Company became a public company in July 1993 and its shares are currently trading on the Over the Counter Bulletin Board ("OTCBB").

SEGMENTS

The following table sets forth for the three years ended September 30, 2001, the net sales and operating income for the Company's operating segments, in thousands,


                                                                 Net Sales
                                           --------------------------------------------------
                                              2001                  2000               1999
                                              ----                  ----               ----
         OEM automotive supply             $  43,694              $ 73,162           $ 32,700
         Conversion vehicle parts              5,240                 2,153              3,683
                                           ---------              --------           --------

                     Total                 $  48,934              $ 75,315           $ 36,383
                                           =========              ========           ========


                                                          Operating Segment Income
                                           --------------------------------------------------

                                              2001                  2000               1999
                                              ----                  ----               ----
         OEM automotive supply             $     347              $  5,467           $  3,240
         Conversion vehicle parts                981                    44                 71
                                           ---------              --------           --------

                     Total                 $   1,328              $  5,511           $  3,311
                                           =========              ========           =========




The following provides a reconciliation of segment information to consolidated information.

                                                       2001            2000             1999
                                                       ----            ----             ----
         Operating segment income                   $  1,328        $  5,511         $  3,311
         Nonoperating expense                           (254)           (782)            (604)
         Income tax (expense) credit                     (26)           (379)              21
         Unallocated corporate expenses                 (546)           (169)          (1,925)
                                                    ---------       ---------        ---------
                     Income from
                        Continuing operations       $    502        $   4,181        $    803
                                                    ========        =========        =========


OEM Automotive Supply

In 1998, the Company started a new operation (the "LLC") with a partner to supply conversion vehicle type products directly to OEM automotive customers as a Tier 1 automotive supplier. The Company currently owns 50% of this enterprise. All of the LLC's OEM automotive supply sales in 2001, 2000 and 1999 were to General Motors Corporation ("GM").

The LLC's strategy is to provide OEM's with faster time to market, less costly, high quality exterior appearance packages. The LLC operates three manufacturing facilities in close proximity to the OEM vehicle assembly plants. Each facility is QS 9001 registered.

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

The Company's OEM automotive supply sales are directly impacted by the size of the automotive industry and GM's market share. Further, GM periodically reduces production or closes plants for several months for model changeovers. During the fourth quarter of fiscal year 2000, one of the Company's two manufacturing facilities was substantially shut down as a result of GM's model changeover. This adversely affected the Company's fourth quarter results. The shut down continued through the second quarter of fiscal 2001. The facility was back in production in the third quarter of fiscal 2001. Accordingly, a decline in sales in the automotive market or in GM's automotive sales, or production cutbacks and plant shut downs for model changeovers by GM, could have an adverse impact on the Company's sales and profits. Sales of the automotive supply segment are subject to long-term contracts with GM. Continued sales and growth of this segment is subject to the Company's ability to continue to satisfactorily perform and to obtain such contracts over time.

At September 30, 2001, the LLC's backlog of firm orders was $6.2 million compared with a backlog of $1.9 million at October 1, 2000. The increase in backlog is primarily due to all three plants operating at September 30, 2001 where only one plant was operating at October 1, 2000 due to the model changeover at the LLC's Texas plant. The LLC utilizes an independent manufacturer representative to market and sell its services.


Conversion Vehicle Parts

The Company purchases for resale and manufactures conversion vehicle parts for a variety of GMC, Chevrolet, Ford and Dodge conversion vans, pick-up trucks and SUVs. The Company sells seats, carpeting, electronics, running boards and other items that enhance passenger comfort and safety. Conversion vehicle parts are sold and distributed directly to vehicle owners and through approximately 250 OEM automobile dealers that were former conversion vehicle customers. The Company sells these products primarily in North America but also exports to Northern Europe and Asia.

The domestic conversion vehicle industry has declined steadily over the last several years. Many conversion vehicle manufacturers have ceased operation in light of this decline. However, over one million conversion vehicles have been manufactured over the last seven years and many are still in use. During the life of the conversion vehicle, many conversion components, including seating, electronics, carpet and wood trim must be replaced. Based on this information, the Company believes an opportunity exists to grow its conversion vehicle parts business. However, high gasoline prices, the slowing economy, and the increasing popularity of Sport Utility Vehicles may accelerate the decline in the number of conversion vehicles in use.

The Company also purchases conversion kits in the United States and ships the kits to a vendor in Mexico. The kits are installed on van chassis and then sold to approximately 20 automobile dealers throughout Mexico.

The Company started its conversion kit assembly in Mexico in the fourth quarter of 2000 as part of a strategy to expand its conversion vehicle business into Central and South America. The Company does not believe it has any competition in this market. Sales may be negatively impacted by the Mexican economy and the availability of OEM chassis.

At September 30, 2001, the Company had a backlog of $180 compared with a backlog of $220 at October 1, 2000. The backlog declined from prior year levels due to a decline of certain international orders. The Company considers such orders to be reasonably firm. All of the Company's products are subject to certain seasonal sales influences and sales tend to be stronger during March through July.

In conjunction with the sale of the conversion vehicle business and bus and mobility business, the Company may be obligated to repurchase certain accounts receivable and inventory. Further, the Company has indemnified the purchaser of the bus and mobility business if warranty expenses exceed amounts assumed by the purchaser. The Company believes it had recorded adequate reserves at September 30, 2001. However, there is no assurance that these reserves will be sufficient to offset actual obligations assumed under these agreements.

The Company competes in its components business with conversion vehicle manufacturers. There is no assurance that the Company will be able to retain its current customers or add new customers as a result of the sale its conversion vehicle business as many customers may prefer to purchase parts from its conversion vehicle supplier.

PATENTS AND TRADEMARKS

Trademarks. The Company's Predecessor manufactured boats, motor homes and other recreational vehicles under the name "Starcraft." The boat manufacturing business was sold by the Predecessor to Brunswick Corporation in 1988 which subsequently sold the business. The Company initially acquired the recreational vehicle business in the Predecessor's 1991 reorganization proceeding, but immediately sold it to an RV company. The Predecessor's Canadian conversion business was acquired by a Canadian firm. A corporation in the boating industry has independently registered and owns the "Starcraft" and related trademarks for use with boats and marine products and thus the Company has no control over the quality of boats produced and sold under the "Starcraft" mark. The Company retains ownership of "Starcraft" and related registered marks for use with automotive, recreational vehicle products, conversion vans, shuttle buses and mobility vans. It licenses the owners of the Predecessor's RV business and Canadian van conversion business, as well as the purchasers of its van conversion vehicle and bus and mobility businesses, to use these trademarks. While it has some control over the quality of its licensees' products, it does not control all aspects of their businesses. The Canadian entity is required to pay a royalty to the Company and to purchase its components from the Company (or from others with the Company's approval). The Company is not permitted to export to Canada and its Canadian licensee does not export to the United States. The agreement for the sale of the Company's conversion vehicle business requires the purchaser to pay royalties of $100 for each conversion vehicle unit sold for the five years beginning April 2002.

MANUFACTURING

OEM automotive supplier segment manufacturing facilities have been established in Louisiana, Texas and New Jersey and are located near GM assembly plants. The LLC also has an engineering operation in Detroit. Most conversion vehicle parts are purchased for resale. Certain wood parts are manufactured in the Goshen, Indiana plant.

All components for the OEM automotive supply segment are purchased from outside suppliers. The primary raw material used in the components is plastic that the Company believes is readily available from several sources. The primary components for conversion vehicle parts are also purchased from outside suppliers. The principal raw materials used in the manufacturing process are fabric and plywood. The Company's products are generally produced to firm orders and are designed and engineered by the company.

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

Federal Motor Vehicle Safety Standards are promulgated by the NHTSA. Many of the Company's components are affected by these standards. The Company engages various testing companies, which also perform testing for NHTSA, to test the Company's components. The Company's components subject to these standards were determined to meet or exceed them. Promulgation of additional safety standards in the future could require the Company to incur additional testing and engineering expenses which could adversely affect the Company's results of operations. NHTSA can require automotive manufacturers to recall products. The Company has not experienced any material recalls.

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


EMPLOYEES

As of September 30, 2001, the Company employed 206 people. Of these, 133 were production line associates and 73 were salaried sales, engineering and administrative staff. During peak production periods, the Company may increase its work force. Historically, the available labor force has been adequate to meet such periodic requirements. The Company considers its relationships with its personnel to be satisfactory.

ITEM 2.  PROPERTIES

The following table summarizes the Company's properties as of September 30, 2001:



                           Size of       Owned or
Location                  Facility        Leased        Type of Operation

Goshen, Indiana           5,000 s.f.      Leased    Executive and Administrative
                                                    Offices

Goshen, Indiana          10,000 s.f.      Owned     Parts warehouse, Offices and
                                                    Manufacturing (6 acres),
                                                    Conversion Vehicle Parts
                                                    Segment

Shreveport, Louisiana    38,000 s.f.      Leased    Manufacturing and
                                                    Assembly, OEM
                                                    Automotive Supply
                                                    Segment

Grand Prairie, Texas    100,000 s.f.      Leased    Manufacturing and
                                                    Assembly, OEM
                                                    Automotive Supply
                                                    Segment


Bridgewater, NJ           38,000 s.f      Leased    Manufacturing and
                                                    Assembly, OEM
                                                    Automotive Supply
                                                    Segment



Madison Heights, MI       40,000 s.f.     Leased    Offices, Engineering and
                                                    Production Development,
                                                    OEM Automotive Supply
                                                    Segment


The Emma and main Goshen production facilities were sold with the bus and mobility business. The chassis storage facility now contains the conversion vehicle parts business and is pledged as security under the loan agreement.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock is quoted on the Over the Counter Bulletin Board ("OTCBB"). As of December 17, 2001, there were 66 shareholders of record of Starcraft's Common Stock.

On May 25, 2001, the Company was delisted from the NASDAQ Small Cap Market as it no longer meets the minimum tangible asset or profitability levels for continued inclusion in the Small Cap Market. Should the Company qualify for listing on the NASDAQ in the future, it will consider the merits of registering its shares at that time.

The following table sets forth the high and low closing prices per share of Common Stock for the quarters ended as quoted on the OTCBB.


                  Quarter Ended             High                  Low
                  January 2, 2000         $ 8.000                $4.438

                  April 2, 2000             9.125                 6.125

                  July 2, 2000              8.500                 7.000

                  October 1, 2000           8.250                 3.500

                  December 31, 2000         3.750                 1.750

                  April 1, 2001             2.500                 1.125

                  July 1, 2001              2.000                 1.030

                  September 30, 2001        3.000                 1.120


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

ITEM 6.  SELECTED FINANCIAL DATA

(dollars in thousand,
    except per share data)                                  Year Ended
---------------------------------------------------------------------------------------------

Income Statement Data               Sept. 30,   Oct. 1,      Oct. 3,    Sept. 27,   Sept. 28,
                                      2001       2000          1999        1998       1997
---------------------------------------------------------------------------------------------

Net Sales:
     Domestic                        $48,647    $ 75,176     $ 36,102   $  3,166    $  4,086
     Export                              287         139          281        277         202
         Total Net Sales              48,934      75,315       36,383      3,443       4,288


Cost of Goods Sold                    38,184      56,719      28,105       3,216       3,687
Gross Profit                          10,750      18,596       8,278         227         601
Operating Expenses                     9,898       8,336       4,444       1,030       1,276
Restructuring and Goodwill
   Impairment Charges                    ---         ---         ---         ---         ---
Operating Income (loss)                  852      10,260       3,834        (803)       (675)

Interest Expense                        (547)       (864)       (719)       (498)       (160)
Other Income, Net                        293          82         115         100         192

Income (loss) Before Minority            598       9,478       3,230      (1,201)       (643)
Interest and Taxes

Minority Interest                        (70)     (4,918)     (2,448)        ---         ---

Income Tax (expense) Credit              (26)       (379)         21          44          63

Income (Loss) from                       502       4,181         803      (1,157)       (580)
Continuing Operations

Loss from Discontinued Operations     (3,679)     (8,528)       (281)     (5,602)    (10,722)

Net Income (loss)                   $ (3,177)   $ (4,347)   $    522    $ (6,759)   $(11,302)

Weighted Average Common Shares         4,245       4,214       4,159       4,134       4,127
Outstanding

Earnings (loss) Per Share           $  (0.75)   $  (1.03)   $   0.13    $  (1.63)   $  (2.74)

Earnings (loss) Per Share              (0.75)      (1.03)       0.12       (1.63)      (2.74)
      Assuming Dilution

Balance Sheet Data
---------------------------------------------------------------------------------------------

Working Capital                     $  2,040    $  2,165    $ 10,192    $  5,402    $  7,011
Total Assets                          22,010      34,994      43,781      29,015      27,779
Long-term Debt                         8,092       9,957      13,506      10,777       5,696
Shareholders' Equity (Deficit)      $ (2,703)         77       4,186       3,536      10,295
Book Value per Share                $  (0.64)       0.02        1.00        0.86        2.49

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The consolidated statements of income summarize operating results for the last three years. This section of Management's Discussion highlights the main factors affecting the changes in operating results during the three-year period.


2001 VERSUS 2000

(Dollars in Thousands)                                                               2000 to
                                                                                      2001
                                               2001                  2000            Change
                                      -----------------------------------------------------

Net Sales                             $ 48,934      100.0%  $ 75,315      100.0%    (35.0%)
Cost of goods sold                      38,184       78.0%    56,719       75.3%    (32.7%)
Gross profit                            10,750       22.0%    18,596       24.7%    (42.2%)
Selling and promotion expenses           1,209        2.5%       927        1.2%     30.4%
General and administrative expenses      8,689       17.8%     7,409        9.9%     17.3%
Operating Income                           852        1.7%    10,260       13.6%    (91.7%)
Interest expense                          (547)      (1.1%)     (864)      (1.1%)
                                                                                    (36.7%)
Other Income                               293        0.6%        82        0.1%    257.3%
Income before taxes
     and minority interest                 598        1.2%     9,478       12.6%
                                                                                    (93.7%)
Minority interest                          (70)      (0.2%)   (4,918)      (6.5%)   (98.6%)
Income tax expense                         (26)         --      (379)      (0.5%)   (92.9%)

Income from continuing operations     $    502        1.0%  $  4,181        5.6%    (88.0%)



Continuing Operations:

Net sales decreased $26.4 million and 35.0% to $48.9 million in 2001.

The OEM automotive supply segment sales decreased $29.4 million in 2001 due to an unanticipated GM model year changeover that shutdown the Company's Texas facility for the first half of fiscal 2001. In addition, the slowdown in the economy and the decline in demand in the automotive industry had an unfavorable impact on OEM automotive supply sales. Conversion vehicle parts sales increased $3.0 million to $5.2 million in 2001 due to the start-up of the Company's conversion kit business and higher international sales.

The OEM automotive supply sales generated $8.3 million less gross profit in 2001. Gross profit from conversion vehicle parts sales increased $0.4 million.

Selling expenses increased $0.3 million. General and administrative expenses increased $1.3 million primarily to support the additional OEM automotive supply plant.

Interest expense decreased $317,000 due to lower interest rates and lower borrowing levels required to support lower sales levels. Minority interest results from the Company owning only 50% of the OEM automotive supply business. Tax expense for 2001 and 2000 is comprised of state income taxes. The Company did not record any federal income tax expense in 2001 and 2000 due to existing tax credit carry forwards generated from prior years' losses.

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued

Discontinued Operations:

The conversion vehicle and bus and mobility vehicle businesses reported losses of $3.7 million and $8.5 million for 2001 and 2000, respectively. The conversion vehicle segment was sold in May 2001 and the bus and mobility businesses were sold in August 2001. The loss for 2001 is net of a gain on the sale of the bus and mobility business of $0.4 million, including a gain of $0.3 million from the early extinguishments of term debt. No material gain or loss was recognized upon the sale of the conversion vehicle segment.


2000 VERSUS 1999

(Dollars in Thousands)                                                              1999 to
                                                                                    2000
                                               2000                  1999           Change
                                      --------------------------------------------------------------

Net Sales                             $ 75,315      100.0%  $ 36,383      100.0%    107.0%
Cost of goods sold                      56,719       75.3%    28,105       77.3%    101.8%
Gross profit                            18,596       24.7%     8,278       22.7%    124.6%
Selling and promotion expenses             927        1.2%       397        1.1%    133.5%
General and administrative expenses      7,409        9.9%     4,047       11.1%     83.1%
Operating income                        10,260       13.6%     3,834       10.5%    167.6%
Interest expense                          (864)      (1.1%)     (719)      (1.9%)    20.2%
Other Income                                82        0.1%       115        0.3%    (28.7%)
Income before taxes
     and minority interest               9,478       12.6%     3,230        8.9%      0.4%
Minority interest                       (4,918)      (6.5%)   (2,448)      (6.7%)      --
Income tax (expense) credit               (379)      (0.5%)       21         --        --

Income from continuing operations     $  4,181        5.6%  $    803        2.2%    420.7%

Net sales increased $38.9 million and 107.0% to $75.3 million in 2000.

The OEM automotive supply segment sales increased $40.4 million in 2000 from 1999. The OEM automotive supply business operated under two customer contracts during 2000. In 1999 only one customer contract was in place for most of the year while a second contract started up at the end of 1999. Conversion vehicle parts sales declined $1.5 million in 2000 primarily due to lower international parts and Canadian kit sales.

The $10.3 million increase in gross profit resulted from the higher OEM automotive supply sales.

Selling expenses increased $0.5 million to support higher sales in the OEM automotive supply segment. General and administrative expenses increased $3.4 million due to increased salaries and other expenses to support the rapid growth in the OEM automotive supply segment.

Interest expense increased $145,000 due to higher borrowing levels to fund the OEM automotive supply segment sales growth and higher interest rates. Minority interest results from the Company owning only 50% of the OEM automotive supply business. Tax expense in 2000 is comprised of state income taxes. The Company did not record any federal income tax expense in 2000 due to existing tax credit carry forwards generated from prior year losses. The income tax credit recorded in 1999 is due to deferred tax changes.

Discontinued Operations:

The conversion vehicle and bus and mobility business reported losses of $8.5 million and $0.6 million for 2000 and 1999, respectively.

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued


SEASONALITY AND TRENDS

The Company's OEM automotive supply business sales and profits are dependent on the automotive markets in the United States. The business is influenced by a number of factors including OEM plant shutdowns, model year changeovers, atypical weather for any sales region, interest rates, gasoline prices, and OEM programs affecting price and supply. The OEM automotive supply segment is dependent upon long-term contract business. The business' current contracts expire through 2006.

In 1997 the Company began a plan to diversify both its product base and target markets as it acquired National Mobility Corporation. In 1998 the Company continued to pursue diversification strategy with the introduction of the shuttle bus product and the start-up of the OEM automotive supply business. The Company planned to continue to develop these new products and to increase its product offerings in the vehicle conversion commercial market.

The conversion vehicle market continued to decline during 2000 and accordingly, the Company sustained significant losses. With a market recovery unlikely in the short term, management reassessed its strategy for the conversion vehicle business and disposed of that business in May 2001. In August of 2001 the Company sold its bus and mobility business and paid off its long-term debt and reduced the amounts outstanding under its revolving credit agreement. The sale allowed the Company to eliminate excess capacity and reduce overhead.

The Company intends to focus on its OEM automotive supply business and expects to be profitable in 2002. If future actual results fail to meet management's plan, additional losses could occur.


LIQUIDITY AND CAPITAL RESOURCES

Operating activities consumed $6.6 million in cash in 2001 compared to generating $4.8 million in cash in 2000. Cash was consumed as receivables increased $2.2 million in 2001 primarily due to the increase in fourth quarter sales in the OEM automotive supply segment. Additional cash was consumed by losses from discontinued operations of $4.0 million.

The Company invested $811,000 in property and equipment during the year primarily for new plant start-ups. Proceeds generated from the sale of the conversion vehicle and bus and mobility businesses were used to reduce bank debt. As of September 30, 2001, bank debt was $8.9 million.

On October 30, 1998, the Company entered into a $14 million credit agreement with a lending institution. The agreement was amended in December 2000 and 2001 as noted below. Revolving advances under the agreement were limited to specified percentages of eligible receivables and inventories and are subject to a maximum limit of $9.2 million. The credit agreement also included a $4.8 million term loan which was payable in monthly principal installments of $57,000 beginning December 1, 1998.

On November 23, 1998, the Company entered into an amended credit agreement with its former primary lender. The agreement called for all borrowings over $3 million to be paid with proceeds from the $14 million refinancing described above. The remaining $3 million was payable in monthly principal installments of $36,000 beginning December 1, 1998. The note bore interest at 2% over the bank's prime rate and was subordinate to the $14 million credit agreement described above. The note was partially guaranteed by two individuals, one of whom is a director and officer of the Company and the other is an outside director. As incentive for their guarantees, the Company issued to the individuals warrants to purchase a total of 400,000 shares in Common Stock for $2.20 per share. The warrants have a five-year term and are exercisable at the date of the grant.

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued


On December 20, 2000 the Company and its subsidiary, Tecstar, amended their credit agreements with their primary lending institution. The amended agreements increase the maximum amount of the combined loans from $14 million to $22 million and extend the term of the revolving advances to December 2005 for the Company, and November 2004 for Tecstar. The revolving borrowings bear interest ranging from 1/2% to 3/4% over prime. The prime rate was 6.5% at September 30, 2001. The borrowings are secured by substantially all of the Company's assets. There is a fee of .25% on the unused portion of the maximum borrowing amount. The amendments allow Tecstar to advance funds and distribute earnings to the Company if certain conditions are met, and expand the borrowing base against which Tecstar may receive advances under the revolver. A portion of the Company's loan is guaranteed by two individuals, both of whom are currently directors and one of whom is an officer and employee of the Company. As incentive for their guarantees, the Company issued to the individuals options to purchase a total of 500,000 shares of Common Stock for $3.00 per share.

The term loans from the primary lender and former primary lending institution were paid off with proceeds from the sale of the Company's bus and mobility business. In conjunction with the payoff of the term loan and reduction in the amounts outstanding in September 2001, the Company agreed to payoff any revolving advances outstanding to its lender at December 31, 2001 instead of December 2005. On December 5, 2001, the lending institution granted an extension of time to June 30, 2002. The Company believes it will find a suitable lender and obtain adequate financing at or before that time. Amounts due under the revolver at September 30, 2001 subject to refinancing were $814,000. Unused availability, at September 30, 2001, under the Company's and subsidiary's revolvers were $1.0 million and $1.9 million, respectively.

The agreement described above is also subject to various covenants with which the Company is in compliance or for which it obtained waivers as of December 5, 2001.

At September 30, 2001, the balance sheet included $1.75 million of trade debt remaining from the sale of the conversion vehicle business. The Company is paying off these obligations in amounts satisfactory to its vendors over the next fiscal year. The Company believes that future cash flows from operations and funds available under its revolving credit agreement, and refinanced credit facilities will be sufficient to satisfy its anticipated operating needs and capital improvements for 2002.

The Company believes that its objectives for growth over the next few years can be accomplished with minimal capital investment and that its internal resources and existing or refinanced credit facilities will provide sufficient liquidity for such purposes.


DISCUSSION OF FORWARD-LOOKING INFORMATION

The discussion above includes forward-looking statements respecting domestic and international market and economic trends, the Company's products and marketing plans, anticipated capital expenditures, the adequacy of capital resources and other matters. From time to time, Starcraft may make oral or written forward-looking statements regarding its anticipated sales, costs, expenses, earnings and matters affecting its condition and operations. All such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained therein to be materially inaccurate. Such factors include, without limitation, the following:

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

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued


Acquisitions and Diversification. The Company may be engaged in negotiations from time to time regarding prospective acquisitions of related businesses. Such acquisitions could be material to the Company and, if effected, could have a material effect on the Company's financial condition or results of operations. There is no assurance as to when or whether the Company will be able to effect acquisitions, whether it will be able to generate requisite funding to effect such acquisitions, or as to the terms on which such acquisitions may be effected. The Company may have less experience manufacturing and marketing such acquired products than it has in its business. There is no assurance that such new acquisitions will be profitable.

Economic Conditions. The level of disposable consumer income affects the Company's sales because its products are generally considered discretionary expenditures by consumers. In difficult economic times, consumers tend to spend less of their income on discretionary items. Other economic factors affecting the demand for the Company's products include the availability and price of gasoline, the level of interest rates and the availability of consumer financing.

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

OEM Automotive Supply Segment. All of the Company's OEM automotive supply sales in 2001, 2000 and 1999 were to General Motors. The Company's OEM automotive supply sales are directly impacted by the size of the automotive industry and GM's market share. Further, GM periodically reduces production or closes plants for several months for model changeovers. During the fourth quarter of fiscal year 2000, one of the Company's two manufacturing facilities was substantially shut down as a result of GM's model changeover. This adversely affected the Company's fourth quarter results. The shut down continued through the second quarter of fiscal 2001. A decline in sales in the automotive market or in GM's automotive sales, or production cutbacks and plant shut downs for model changeovers by GM, could have an adverse impact on the Company's sales and profits. Sales of the automotive supply segment are subject to long-term contracts with GM. Continued sales and growth of this segment is subject to the Company's ability to continue to satisfactorily perform and to obtain such contracts over time.

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

Competition. The OEM Automotive Supply business is also highly competitive with several large companies competing in this market. There is no assurance the Company will be able to maintain its current competitive position in this market.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     STARCRAFT CORPORATION AND SUBSIDIARIES

                                 Goshen, Indiana

                              FINANCIAL STATEMENTS
             September 30, 2001, October 1, 2000 and October 3, 1999



                                    CONTENTS



REPORT OF INDEPENDENT AUDITORS ..............................................  1


FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS ............................................  2

     CONSOLIDATED STATEMENTS OF OPERATIONS ..................................  4

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ........................  5

     CONSOLIDATED STATEMENTS OF CASH FLOWS ..................................  6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .............................  7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Starcraft Corporation and Subsidiaries
Goshen, Indiana


We have audited the accompanying consolidated balance sheets of Starcraft Corporation and Subsidiaries as of September 30, 2001 and October 1, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended September 30, 2001, October 1, 2000 and October 3, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Starcraft Corporation and Subsidiaries as of September 30, 2001 and October 1, 2000 and the consolidated results of their operations and their cash flows for the years ended September 30, 2001, October 1, 2000 and October 3, 1999 in conformity with accounting principles generally accepted in the United States of America.



                                              /s/ Crowe, Chizek and Company LLP
                                              Crowe, Chizek and Company LLP

Elkhart, Indiana
November 21, 2001, except for
  Note 4 as to which the date
  is December 5, 2001

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     September 30, 2001 and October 1, 2000

--------------------------------------------------------------------------------

                                                                   2001            2000
                                                                   ----            ----
                                                                 (dollars in thousands)
ASSETS
Current assets
   Cash and cash equivalents                                  $      300       $    1,294
   Accounts receivable
      Trade, less allowance for
        doubtful accounts: 2001 - $170; 2000 - $255               11,200           10,523
      Tooling and engineering services                               430            2,110
   Manufacturers' rebates receivable                                 109              329
   Notes receivable                                                  421                -
   Inventories                                                     4,636           10,629
   Other                                                           1,408            1,153
                                                              ----------       ----------
       Total current assets                                       18,504           26,038

Property and equipment
   Land, buildings and improvements                                2,014            6,604
   Machinery and equipment                                         4,091            6,794
                                                              ----------       ----------
                                                                   6,105           13,398
   Accumulated depreciation                                        2,801            5,752
                                                              ----------       ----------
                                                                   3,304            7,646

Goodwill, at amortized cost                                            -            1,160

Other assets                                                         202              150
                                                              ----------       ----------

                                                              $   22,010       $   34,994
                                                              ==========       ==========

--------------------------------------------------------------------------------

                                  (Continued)

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     September 30, 2001 and October 1, 2000

--------------------------------------------------------------------------------

                                                                    2001            2000
                                                                    ----            ----
                                                                   (dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Note payable to bank                                       $      814       $        -
   Current maturities of long-term debt                                -            1,114
   Accounts payable, trade                                        11,998           16,814
   Accrued expenses
      Warranty                                                       763            3,028
      Compensation and related expenses                              249              766
      Taxes                                                          912            1,088
      Indemnification reserve                                        472                -
      Other                                                        1,256            1,063
                                                              ----------       ----------
      Total current liabilities                                   16,464           23,873

Long-term debt                                                     8,092            9,957

Commitments and contingencies                                          -                -

Minority interest in subsidiary                                      157            1,087

Shareholders' equity
   Preferred stock, no par value:  2,000,000 shares
    authorized but unissued                                            -                -
   Common stock, no par value:
      Authorized shares - 10,000,000 shares
       issued and outstanding shares - 2001 - 4,255,059;
       2000 - 4,245,059                                           14,401           14,382
   Additional paid-in capital                                      1,386            1,008
   Accumulated deficit                                           (18,490)         (15,313)
                                                              ----------       ----------
                                                                  (2,703)              77
                                                              ----------       ----------

                                                              $   22,010       $   34,994
                                                              ==========       ==========

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the years ended September 30, 2001, October 1, 2000 and October 3, 1999

--------------------------------------------------------------------------------

                                                                   2001            2000            1999
                                                                   ----            ----            ----
                                                              (dollars in thousands, except per share data)

Net sales                                                      $     48,934   $     75,315     $     36,383

Cost of goods sold                                                   38,184         56,719           28,105
                                                               ------------   ------------     ------------


Gross profit                                                         10,750         18,596            8,278

Operating expenses
     Selling and promotion                                            1,209            927              397
     General and administrative                                       8,689          7,409            4,047
                                                               ------------   ------------     ------------


Operating income                                                        852         10,260            3,834

Nonoperating (expense) income
     Interest                                                          (547)          (864)            (719)
     Other income, net                                                  293             82              115
                                                               ------------   ------------     ------------
                                                                       (254)          (782)            (604)
                                                               ------------   ------------     ------------


Income before minority interest
  and income taxes                                                      598          9,478            3,230

Minority interest                                                        70          4,918            2,448
                                                               ------------   ------------     ------------

Income from continuing operations before
  income taxes                                                          528          4,560              782

Federal and state income taxes (benefit)                                 26            379              (21)
                                                               ------------   ------------     ------------


Income from continuing operations                                       502          4,181              803

Loss from discontinued operations, net of income
  tax expense (benefit) of $24 in 2001, $60 in 2000
  and $(30) in 1999                                                  (4,031)        (8,528)            (281)

Gain on sale of discontinued business, net of income
  tax of $-0-                                                           352              -                -
                                                               ------------   ------------     ------------


Net income (loss)                                              $     (3,177)  $     (4,347)    $        522
                                                               ============   ============     ============


Earnings (loss) per common share, basic                        $      (.75)   $     (1.03)     $        .13

Earnings (loss) per common share, assuming dilution            $      (.75)   $     (1.03)     $        .12


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  For the years ended September 30, 2001, October 1, 2000 and October 3, 1999

--------------------------------------------------------------------------------

                                              Outstanding                    Additional
                                                 Common        Common         Paid-In     Accumulated
                                                 Shares         Stock         Capital       Deficit        Total
                                                 ------         -----         -------       -------        -----
                                                               ---------------(dollars in thousands)--------------

Balance, September 28, 1998                      4,133,600    $   14,016    $    1,008    $  (11,488)    $    3,536
     Net income                                          -             -             -           522            522
     Issuance of 43,328 shares of
       common stock                                 43,328           128             -             -            128
                                            --------------    ----------    ----------    ----------     ----------


Balance, October 3, 1999                         4,176,928        14,144         1,008       (10,966)         4,186
     Net loss                                            -             -             -        (4,347)        (4,347)
     Issuance of 68,131 shares of
       common stock                                 68,131           238             -             -            238
                                            --------------    ----------    ----------    ----------     ----------

Balance, October 1, 2000                         4,245,059        14,382         1,008       (15,313)            77

     Net loss                                                                                 (3,177)        (3,177)
     Stock option compensation                           -             -           378             -            378
     Issuance of 10,000 shares of
       common stock                                 10,000            19             -                           19
                                            --------------    ----------    ----------    ----------     ----------

Balance, September 30, 2001                      4,255,059    $   14,401    $    1,386    $  (18,490)    $   (2,703)
                                            ==============    ==========    ==========    ==========     ==========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the years ended September 30, 2001, October 1, 2000 and October 3, 1999

--------------------------------------------------------------------------------

                                                                           2001            2000            1999
                                                                           ----            ----            ----
                                                                                  (dollars in thousands)
Cash flows from operating activities
Income from continuing operations                                      $        502   $      4,181     $        803
Adjustments to reconcile income from continuing
  operations to net cash from operating activities
     Additional paid-in capital stock options                                   378              -                -
     Depreciation and amortization                                            1,241          1,031            1,065
     Deferred income taxes                                                        -              -             (331)
     Minority interest                                                         (930)          (611)           1,698
     Changes in operating assets and liabilities
         Receivables                                                         (2,174)         4,114           (9,930)
         Inventories                                                            (43)         5,748           (5,520)
         Accounts payable                                                        (3)        (1,682)          10,252
         Accrued expenses                                                    (1,273)         1,512             (266)
         Other                                                                 (307)          (983)             (65)
                                                                       ------------   ------------     ------------
              Net cash from continuing operations                            (2,609)        13,310           (2,294)
Net loss from discontinued operations                                        (4,031)        (8,528)            (281)
                                                                       ------------   ------------     ------------

     Net cash from operating activities                                      (6,640)         4,782           (2,575)

Cash flows from investing activities
Purchase of property and equipment                                             (811)          (962)          (1,024)
Proceeds from sale of property and equipment                                      5            200               67
Proceeds from sale of conversion vehicle business                               277              -                -
Proceeds from sale of bus and mobility vehicle business                       8,000              -                -
                                                                       ------------   ------------     ------------
     Net cash from investing activities                                       7,471           (762)            (957)

Cash flows from financing activities
Proceeds from revolving credit agreement                                      7,657          6,755            8,664
Payments of revolving credit agreement                                       (4,065)        (9,189)          (4,915)
Payments of long-term debt                                                   (5,436)        (1,058)            (986)
Issuance of common stock                                                         19            166                -
                                                                       ------------   ------------     ------------
     Net cash from financing activities                                      (1,825)        (3,326)           2,763
                                                                       ------------   ------------     ------------

Net change in cash and cash equivalents                                        (994)           694             (769)

Cash and cash equivalents at beginning of year                                1,294            600            1,369
                                                                       ------------   ------------     ------------

Cash and cash equivalents at end of year                               $        300   $      1,294     $        600
                                                                       ============   ============     ============

Supplemental disclosure of cash flow information
     Interest paid$                                                           1,335      $   1,380      $     1,411
     Income taxes paid (refunded)                                               259            454             (360)


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             September 30, 2001, October 1, 2000 and October 3, 1999
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Principles of Consolidation: Starcraft Corporation and Subsidiaries (Company) are second stage manufacturers of pickup truck and sport utility vehicles to an original equipment manufacturer ("OEM automotive supply"). The Company also supplies service parts and conversion kits to the custom van and pickup truck conversion market ("conversion vehicle parts"). The consolidated financial statements include the accounts of Starcraft Corporation and its wholly owned subsidiaries: Starcraft Automotive Group, Inc., Imperial Automotive Group, Inc. (Imperial), Starcraft Southwest, Inc., and National Mobility Corporation. The Company has a 50% ownership interest in Tecstar, LLC (Tecstar) which is an OEM automotive supplier. The accounts of Tecstar are also included in these consolidated financial statements as the Company exercises effective control over Tecstar's financial policies through its representation on the Board of Managers, participation in policymaking processes, and interchange of managerial personnel. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company's customers operate primarily in the automotive industry. The OEM automotive supply segment sales are to one customer in the United States. The Company's conversion vehicle parts segment sells product throughout North America, and export sales are principally to locations in Asia and northern Europe. Credit is extended to customers based on an evaluation of the customer's financial condition, and when credit is extended collateral generally is not required.

The Company decided, in fiscal 2001, to discontinue two segments. The Company sold its conversion vehicle business on May 25, 2001, for no gain or loss, and its shuttle bus and mobility vehicle business on August 31, 2001 for a after tax gain of $352. The results of operations of these businesses are recorded as discontinued operations.

Discontinued operations had the following effect on sales and gross profit.

                                       2001            2000             1999
                                       ----            ----             ----

     Net sales                    $     33,483     $     52,026    $     53,121
     Gross profit (loss)                 1,163           (1,300)          6,678

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Statements of Cash Flows - Noncash Activities: During 2001, the Company recorded $378 of compensation expense for stock options issued to a director of the Company and the Company received $527 of notes receivable as proceeds in the sale of its conversion vehicle business (see Note 2). During 2000, the Company issued 9,131 shares of common stock with a value of $72 to its 401(k) plan. During 1999, the Company issued 29,926 shares of common stock with a value of $90 to its 401(k) plan and issued 13,402 shares of common stock with a value of $38 under the directors share plan.

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

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for certain inventories ($308 and $8,898 at September 30, 2001 and October 1, 2000, respectively) and by the first-in, first-out (FIFO) method for all other inventories.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The Company is depreciating buildings over periods of 15 to 50 years, building improvements over periods of 5 to 20 years, and equipment over periods of 3 to 12 years.

Goodwill: Goodwill was amortized by the straight-line method over a period of 15 years and was stated net of accumulated amortization of $350 at October 1, 2000. The Company evaluated the recoverability based on undiscounted projected operating cash flows when factors indicated an impairment existed. The Company wrote off the balance of goodwill of $1,070 at the time it sold the bus and mobility business. The write-off was netted against the gain on the sale of the discontinued business.

Warranties: The Company follows the policy of accruing an estimated liability for warranties at the time the warranted products are sold.

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Revenue Recognition: The Company generally manufactures products based on specific orders from customers. Shipments are generally made by common carrier after receiving authorization from the customer, and revenue is recognized upon shipment under FOB factory terms.

Income Taxes: Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. A valuation allowance adjusts deferred tax assets to the net amount that is more likely than not to be realized.

Stock Based Compensation: The Company periodically grants stock options for a fixed number of shares to employees and directors. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related FASB Interpretation #44 "Accounting for Certain Transactions Involving Stock Compensation".

Use of Estimates: Preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management makes estimates for indemnification, warranty and contingency reserves, allowance for doubtful accounts, impairment of property, plant, equipment and goodwill, and depreciation expense.

Earnings Per Common Share: Basic earnings per common share is based on net income available to common shareholders divided by the weighted average number of common shares considered to be outstanding during the period. The weighted average number of common shares outstanding were 4,245,216, 4,214,208 and 4,158,651 for the years ended September 30, 2001, October 1, 2000 and October 3, 1999, respectively. Diluted earnings per common share shows the dilutive effect of any additional potential common shares issuable under stock options. For the years ended September 30, 2001 and October 1, 2000, the effect of the stock options in computing earnings per common share was antidilutive.

Fiscal Year:  The Company's  fiscal year ends on the Sunday closest to September
30. The years ended September 30, 2001 and October 1, 2000 consisted of 52 weeks and the year ended October 3, 1999 consisted of 53 weeks.

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recently Enacted Accounting Standards: New accounting guidance for derivatives was effective October 2, 2000. All derivative instruments are recorded in the balance sheet at their fair value. Changes in the fair value of derivatives are required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. There was no effect of adopting this standard on October 2, 2000. On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. The most significant changes made by SFAS No. 142 are (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) other intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Management does not expect a material impact on the Company's financial statements from the adoption of SFAS No. 142.

Fair Value of Financial Instruments: The Company's carrying amount for its financial instruments, which include cash, accounts receivable, accounts payable and long-term debt, approximates fair value.


NOTE 2 - NOTE RECEIVABLE

As part of the May 25, 2001 sale of the Company's conversion vehicle business, the Company financed $527 of the sales price and received three secured promissory notes from the buyer. The notes bear interest at the National prime rate plus 1% and are collateralized by a security interest in substantially all the buyer's assets. The Company's security is subordinate to the buyer's lending institution. Two of the notes, aggregating $104, were paid in full subsequent to September 30, 2001. The third note is payable in equal monthly installments through May 25, 2002 at which time any remaining balance is due.

NOTE 3 - INVENTORIES

The composition of inventories at September 30, 2001 and October 1, 2000 is as follows:

                                                               2001       2000
                                                               ----       ----

     Raw materials                                        $  4,582   $   6,453
     Chassis                                                     -       2,499
     Work-in-process                                             -         841
     Finished goods                                            262       1,756
                                                          --------   ---------
`                                                            4,844      11,549
     Allowance for slow-moving and obsolete inventories        208         920
                                                          --------   ---------

                                                          $  4,636   $  10,629
                                                          ========   =========

NOTE 4 - DEBT ARRANGEMENTS

On October 30, 1998, the Company entered into a $14 million credit agreement with a lending institution. The agreement was amended in December 2000 and 2001 as noted below. Revolving advances under the agreement were limited to specified percentages of eligible receivables and inventories and was subject to a maximum limit of $9.2 million. The credit agreement also included a $4.8 million term loan which was payable in monthly principal installments of $57 beginning December 1, 1998.

On November 23, 1998, the Company entered into an amended credit agreement with its former primary lender. The agreement called for all borrowings over $3 million to be paid with proceeds from the $14 million refinancing described above. The remaining $3 million was payable in monthly principal installments of $36 beginning December 1, 1998.

On December 20, 2000 the Company and its subsidiary, Tecstar, amended their credit agreements with their primary lending institution. The amended agreements increase the maximum amount of the combined loans from $14 million to $22 million and extend the term of the revolving advances to December 2005 for the Company, and November 2004 for Tecstar. The revolving borrowings bear interest ranging from 1/2% to 3/4% over prime. The prime rate was 6.5% at September 30, 2001. The borrowings are secured by substantially all of the Company's assets. There is a fee of .25% of the average unused portion of the maximum borrowing amount. The amendments allow Tecstar to advance funds and distribute earnings to the Company if certain conditions are met, and expand the borrowing base against which Tecstar may receive advances under the revolver. A portion of the Company's loan is guaranteed by two individuals, both of whom are currently directors and one of whom is an officer and employee of the Company. As incentive for their guarantees, the Company issued, to the individuals, options to purchase a total of 500,000 shares of Common Stock for $3.00 per share.

The term loans from the primary lender and former primary lending institution were paid off with proceeds from the sale of the Company's bus and mobility business. In conjunction with the payoff of the term loan and reduction in the amounts outstanding in September 2001, the Company agreed to payoff any revolving advances outstanding to its lender at December 31, 2001 instead of December 2005. On December 5, 2001, the lending institution granted an extension of time to June 30, 2002. The Company believes it will find a suitable lender and obtain adequate financing at that time. Amounts due under the revolver at September 30, 2001 subject to refinancing were $814,000. Unused availability, at September 30, 2001, under the Company's and subsidiary's revolvers was $1.0 million and $1.9 million, respectively.

The agreement described above is also subject to various covenants with which the Company is in compliance or for which it obtained waivers as of December 5, 2001.

The carrying amount of the Company's long-term debt approximates fair value.

Debt is due as follows:

            Fiscal Year Ending
            ------------------
                  2002                        $        814
                  2003                                   -
                  2004                                   -
                  2005                               8,092

NOTE 5 - INCOME TAXES

Federal and state income taxes (benefit) allocated to continuing operations, all of which were domestic, consist of the following:

                                   2001             2000             1999
                                   ----             ----             ----
         Current
              Federal           $          -    $          -     $          -
              State                       26             379              115
                                ------------    ------------     ------------
                                          26             379              115
         Deferred
              Federal                      -               -             (119)
              State                        -               -              (17)
                                ------------    ------------     ------------
                                           -               -             (136)
                                ------------    ------------     ------------

                                $         26    $        379     $        (21)
                                ============    ============     ============

The provisions for income taxes are different from amounts that would otherwise be computed by applying a federal statutory rate of 34% to income from continuing operations before income taxes. A reconciliation of the differences is as follows:

                                             2001         2000         1999
                                             ----         ----         ----

   Rate applied to pretax income from
        continuing operations             $     180    $  1,550     $    266
   State income taxes - net                      17         250           65
   Utilization of net operating loss           (182)     (1,436)        (364)
   Other, net                                    11          15           12
                                          ---------    --------     --------

                                          $      26    $    379     $    (21)
                                          =========    ========     ========

The composition of the deferred tax assets and liabilities at September 30, 2001 and October 1, 2000 is shown below:

                                                          2001        2000
                                                          ----        ----
   Deferred tax liabilities
        Accelerated depreciation                        $   (306)   $   (566)
        Inventory basis difference                             -        (331)
                                                        --------    --------
                                                            (306)       (897)
   Deferred tax assets
        Inventories                                          246         388
        Nondeductible accruals
            Warranty                                         181         858
            Other                                            502         410
        Goodwill                                              84       1,295
        Alternative minimum tax credit carryforward          278         220
        Net operating loss carryforward                    6,221       4,056
                                                        --------    --------
   Total deferred tax assets                               7,512       7,227
   Valuation allowance                                    (7,206)     (6,330)
                                                        --------    --------
                                                             306         897
                                                        --------    --------

   Net deferred tax asset (liability)                   $      -    $      -
                                                        ========    ========

The alternative minimum tax carryforward of $278 has no expiration date. The net operating loss carryforward expires as follows: $6,015 in 2018, $1,001 in 2019, $2,659 in 2020 and $6,276 in 2021.


NOTE 6 - COMPENSATION PLANS

The Company sponsors a qualified profit-sharing plan, more commonly known as a 401(k) plan, for all of its employees with over six months of service. The plan provides for a discretionary matching contribution by the Company of the employee's salary deduction, up to 6% of compensation. Also, the plan provides for an additional discretionary contribution annually as determined by the Board of Directors. The amounts charged to expense for this plan were approximately $144 and $90 in 2000 and 1999, respectively. There was no discretionary matching contribution by the Company in 2001.

NOTE 7 - STOCK OPTIONS

The Company maintains two stock incentive plans under which stock options are granted to key employees and directors. The plans authorize the granting of stock options for up to 880,000 shares of the Company's common stock. The options in these two plans have five year terms and generally become fully exercisable after six months. The Company also sponsors a stock option plan with 40,000 shares of common stock reserved for options to certain sales representatives who are not employees of the Company. In fiscal 2001, 11,000 options were issued under the plan. No compensation expense was recorded as the effect was immaterial. These options have five year terms.

Under the three plans, options may not be granted at prices below 85% of the current market value of the stock at the date of grant. All options awarded through September 30, 2001 have been at fair market value on the date of grant.

On November 20, 1998 the Company issued options to purchase shares of common stock to two individuals as incentive for their partial guarantee of the Company's long-term debt. The individuals can each purchase up to 200,000 shares of common stock of the Company for $2.20 per share, which was the ten day, average market price preceding the date of grant. The options have a five year term.

On December 12, 2000 the Company issued stock options to purchase shares of common stock to two individuals as incentive for their partial guarantee of the Company's long-term debt (See Note 4). The individuals can each purchase up to 250,000 shares of common stock of the Company for $3.00 per share, which was the twenty-day, average market price preceding the date of grant. The options have a five year term.

A summary of the Company's stock option activity and related information under the plans discussed above for the years ended September 30, 2001, October 1, 2000 and October 3, 1999 follows:

                                            2 0 0 1                     2 0 0 0                      1 9 9 9
                                            -------                     -------                      -------
                                                 Weighted                     Weighted                    Weighted
                                                  Average                      Average                     Average
                                                 Exercise                     Exercise                    Exercise
                                    Options        Price        Options         Price        Options        Price
                                    -------        -----        -------         -----        -------        -----

Outstanding at
  beginning of year                1,082,849     $  3.50          969,849    $   2.86         452,849     $  3.97
Granted                              962,000        2.99          277,000        6.83         562,500        2.15
Canceled                            (294,566)       4.26          (26,500)       4.88         (31,500)       3.72
Exercised                            (10,000)       1.88          (59,000)       2.83               -           -
Expired                              (27,000)       4.81          (78,500)       7.44         (14,000)       8.33
                                ------------     -------      -----------    --------     -----------     -------
Outstanding at
  end of year                      1,713,283     $  3.07        1,082,849    $   3.50         969,849     $  2.86
                                ============     =======      ===========    ========     ===========     =======
Exercisable at end of year         1,394,042     $  2.95          905,943    $   2.83         959,849     $  2.85
                                ============     =======      ===========    ========     ===========     =======


As of September 30, 2001, there were 608,783 options outstanding with exercise prices that ranged from $1.35 to $2.31. The weighted-average exercise price of these options is $2.02, and the weighted-average remaining contractual life is
2.2 years. As of September 30, 2001, there were 1,104,500 options outstanding with exercise prices that ranged from $2.88 to $7.50. The weighted-average exercise price of these options is $3.65, and the weighted-average remaining contractual life is 4.2 years.

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense has been recognized because the exercise price of the Company's stock options has equaled the market price of the underlying stock on the date of grant. Proforma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") and has been determined as if the Company had accounted for its stock options issued in fiscal 1996 through 2001 under the fair value method of FAS 123. The fair value was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                            2001                  2000                  1999
                                                            ----                  ----                  ----

     Risk-free interest rate                            5.35% - 5.88%         5.23% - 6.79%         4.43% - 5.86%
     Dividend yield                                          0%                    0%                    0%
     Volatility factor                                 75.94% - 94.61%       75.88% - 77.83%        62.4% - 70.9%
     Expected option life                                  4 years               4 years              3-4 years


For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information follows:

                                              2001         2000        1999
                                              ----         ----        ----

Proforma net loss                          $  (4,316)    $ (5,165)    $     (65)
Proforma net loss per share, basic         $   (1.02)    $  (1.23)    $   (0.02)
Proforma net loss per share, diluted       $   (1.02)    $  (1.23)    $   (0.02)

NOTE 8 - SHAREHOLDER RIGHTS PLAN

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


NOTE 9 - CONSIGNMENT ARRANGEMENTS

The Company obtained vehicle chassis for modification from major vehicle manufacturers (OEMs) under consignment and restricted sales agreements. These agreements generally provide that (i) the Company may not obtain certificates of origin or other evidence of ownership of chassis, (ii) modification must conform to standards specified by OEMs, and (iii) modifications generally are performed only after a sale has been negotiated with an OEM approved dealer. The Company generally shipped converted chassis only after dealer acceptance was approved by the OEM. The OEMs billed the dealer and provided warranty for the chassis.

Consistent with the practice in the industry, the Company accounted for chassis as consignment inventory. Accordingly, the Company recorded chassis inventory and related obligations only in the event they were required to purchase chassis from the OEM. Provisions for decline in chassis value were recognized when, in management's estimation, such provisions were necessary. Provisions for decline in chassis value, chassis inventory, and chassis sales were not material to the accompanying financial statements. The Company did not record sales or cost of sales for consigned chassis, except for certain bus chassis.

At September 30, 2001, the Company had possession of chassis in the aggregate amount of $100. All consignment and restricted sales agreements were terminated by November 15, 2001.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment. Rent expense charged to continuing operations for 2001, 2000 and 1999 was $1,126, $841 and $470, respectively. Rent expense charged to discontinued operations for 2001, 2000 and 1999 was $16, $92 and $197, respectively. Rental commitments at September 30, 2001 for long-term noncancelable operating leases are as follows:

                   2002                          $      1,000
                   2003                                   929
                   2004                                   548
                   2005                                   487
                   2006                                    87
                                                 ------------

                                                 $      3,051

The Company is subject to various legal proceedings and claims with respect to such matters as product liabilities and other actions, which arise out of the normal course of its business. Management and its legal counsel periodically review the probable outcome of pending proceedings and the costs reasonably expected to be incurred. The Company accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the opinion of management, any ultimate cost to the Company in excess of amounts accrued will not materially affect its consolidated financial position, results of operations or cash flows.

The Company's commitments with respect to its chassis arrangements are described in Note 9.


NOTE 11 - RESEARCH AND DEVELOPMENT

The Company incurs costs to improve the appeal and safety of its products. Research and development costs are charged to operations when incurred. Amounts charged to continuing operations were $450, $181 and $-0- in 2001, 2000 and 1999, respectively. Amounts charged to discontinued operations were $610, $493 and $490 in 2001, 2000 and 1999, respectively.

NOTE 12 - UNAUDITED FINANCIAL INFORMATION

     Presented below is certain unaudited quarterly financial information for 2001, 2000 and 1999.

                                                                       Quarter Ended
                                            December 31,     April 1,        July 1,     September 30,
                                                2000           2001           2001           2001
                                                ----           ----           ----           ----

     Net sales                             $     18,759     $    23,225   $    25,024   $    15,409
     Gross profit                                 1,533           2,415         4,340         3,625
     Net income (loss)                           (2,146)         (1,783)        1,214          (462)
     Earnings (loss) per share                    (0.51)          (0.42)         0.29         (0.11)
     Earnings (loss) per share
       assuming dilution                          (0.51)          (0.42)         0.28         (0.11)

                                                                       Quarter Ended
                                             January 2,      April 2,        July 2,      October 1,
                                                2000           2000           2000           2000
                                                ----           ----           ----           ----

     Net sales                             $     36,193     $    36,355   $    33,081   $    21,712
     Gross profit (loss)                          7,005           6,456         5,024        (1,189)
     Net income (loss)                              553             765          (277)       (5,388)
     Earnings (loss) per share                     0.13            0.18         (0.07)        (1.27)
     Earnings (loss) per share
       assuming dilution                           0.12            0.16         (0.07)        (1.27)

                                                                       Quarter Ended
                                            December 27,     March 28,      June 27,      October 3,
                                                1998           1999           1999           1999
                                                ----           ----           ----           ----

     Net sales                             $     12,134     $    18,639   $    28,112   $    30,619
     Gross profit                                   958           3,398         5,727         4,873
     Net income (loss)                           (1,820)            122         1,490           730
     Earnings (loss) per share                    (0.44)           0.03          0.36          0.17
     Earnings (loss) per share
       assuming dilution                          (0.44)           0.03          0.33          0.16


The sum of quarterly earnings per share may not equal annual earnings per share due to changes in the diluted potential common shares.

The net loss for the quarter ended September 30, 2001 included a gain of $352 from the sale of the discontinued business.

The gross loss in the fourth quarter of the fiscal year ended October 1, 2000 was primarily due to the decline in sales resulting from the extended plant shutdown, at one of Tecstar's plants, for a model year changeover.


NOTE 13 - OPERATING SEGMENT INFORMATION

In 1999,  the Company  adopted SFAS No. 131,  "Disclosures  about Segments of an
Enterprise and Related Information". The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable operating segments are conversion vehicle parts and OEM automotive supply. The Company evaluates the performance of its segments and allocates resources to them based on operating income. The accounting policies of the segments are the same as those described in Note 1 and there are no inter-segment revenues. Differences between reported operating segment income amounts and consolidated net income (loss) represent corporate expenses for administrative functions that are not allocated to segments, nonoperating income or expense, and income taxes.

The table below presents information about segments used by the chief operating decision maker of the Company for 2001, 2000 and 1999. This information has been restated to conform with the presentation of discontinued operations:

                                        2001            2000            1999
                                        ----            ----            ----
Net sales by geographic region:
     OEM automotive supply
       Domestic                     $     43,694    $     73,162    $     32,700
       Export                                  -               -               -

     Conversion vehicle parts
         Domestic                          4,953           2,014           3,402
         Export                              287             139             281
                                    ------------    ------------    ------------

                                    $     48,934    $     75,315    $     36,383
                                    ============    ============    ============


                                                                     2001             2000            1999
                                                                     ----             ----            ----
Operating segment income:
     OEM automotive supply                                       $        347     $      5,467    $      3,240
     Conversion vehicle parts                                             981               44              71
                                                                 ------------     ------------    ------------

                                                                 $      1,328     $      5,511    $      3,311
                                                                 ============     ============    ============

Total assets:
     OEM automotive supply                                       $     17,504     $     12,281
     Conversion vehicle parts                                           4,506            4,550
     Discontinued operations                                                -           18,163
                                                                 ------------     ------------

                                                                 $     22,010     $     34,994
                                                                 ============     ============

The following provides a reconciliation of segment information to consolidated information.

                                                                     2001             2000            1999
                                                                     ----             ----            ----

     Operating segment income                                    $      1,328     $      5,511    $      3,311
     Nonoperating expense                                                (254)            (782)           (604)
     Federal and state income (tax) credit                                (26)            (379)             21
     Unallocated corporate expenses                                      (546)            (169)         (1,925)
                                                                 ------------     -------------   ------------

     Income from continuing operations                           $        502     $      4,181    $        803
                                                                 ============     ============    ============

The following specified amounts are included in the measure of segment income reviewed by the chief operating decision maker:

                                                                     2001             2000            1999
                                                                     ----             ----            ----
Depreciation and amortization expense
     OEM automotive supply                                       $        319     $        174    $         87
     Conversion vehicle parts                                              63               58              64
     Discontinued operations                                              859              799             914
                                                                 ------------     ------------    ------------

                                                                 $      1,241     $      1,031    $      1,065
                                                                 ============     ============    ============

The information below contains information regarding significant customer concentrations by segment for sales and accounts receivable. The OEM automotive supply has one significant customer.

Sales by segment for this major customer are as follows:

                                     2001           2000            1999
                                     ----           ----            ----

     OEM automotive supply         $   43,694     $   73,162     $   32,700
     Conversion vehicle parts               -              -              -
     Discontinued operations                -          5,423          4,283

Significant customer concentrations in accounts receivable for the Company's major customer are as follows:

                                     2001           2000             1999
                                     ----           ----             ----

     OEM automotive supply         $   10,803     $    8,071      $   12,914
     Conversion vehicle parts               -              -               -
     Discontinued operations                -             25             389


NOTE 14 - EARNINGS (LOSS) PER SHARE

A reconciliation of the numerators and denominators of the basic earnings (loss) per common share and earnings (loss) per common share assuming dilution computations for the years ended September 30, 2001, October 1, 2000 and October 3, 1999 is presented below.

                                          2001          2000           1999
                                          ----          ----           ----
Earnings (loss) per share, basic
Net income (loss) available to
  common shareholders                   $   (3,177)    $   (4,347)   $      522
                                        ==========     ==========    ==========
Weighted average common shares
  outstanding                                4,245          4,214         4,159

Earnings (loss) per share (EPS), basic  $   (0.75)     $   (1.03)    $     0.13
                                        =========      =========     ==========

Basic EPS - continuing operations       $     0.12     $    0.99     $     0.19
                                        ==========     =========     ==========

Basic EPS - discontinued operations     $   (0.87)     $   (2.02)    $    (0.06)
                                        =========      =========     ===========


                                                                     2001            2000             1999
                                                                     ----            ----             ----
Earnings (loss) per share assuming dilution
Net income (loss) available to
  common shareholders                                            $     (3,177)    $     (4,347)   $        522
                                                                 ============     ============    ============

Weighted average common shares
  outstanding                                                           4,245            4,214           4,159

Add:  dilutive effects of assumed
  conversions and exercises:
     Stock options                                                          -                -             289
     Other                                                                  -                -               2
                                                                 ------------     ------------    ------------
Weighted average common and dilutive
  potential common shares outstanding                                   4,245            4,214           4,450

Earnings (loss) per share (EPS) assuming dilution                $     (0.75)     $     (1.03)    $       0.12
                                                                 ===========      ===========     ============

Dilutive EPS - continuing operations                             $       0.12     $      0.99     $       0.18
                                                                 ============     ===========     ============

Dilutive EPS - discontinued operations                           $     (0.87)     $     (2.02)    $      (0.06)
                                                                 ============     ============    =============


Stock options were not considered in computing loss per common share for 2001 or 2000 because they were antidilutive. In addition, incentive stock options on 211,500 shares of common stock were not considered in computing earnings per share for 1999 because they were antidilutive.


NOTE 15 - RELATED PARTY TRANSACTIONS

The Company paid administrative and engineering support in the amounts of $2,838 and $3,230 for 2001 and 2000, respectively to the Company's partner in Tecstar.


NOTE 16 - MANAGEMENT'S INTENT REGARDING FUTURE OPERATIONS

At September 30, 2001 and for the year then ended, the Company has an accumulated deficit and a significant current year loss. Primary factors for the loss include the continued decline in demand in the conversion vehicles segment and an extended plant shutdown at one of the OEM automotive supply segment locations.

Future operations of the Company are intended to continue. The Company has amended the terms of its existing debt agreement with its primary lender that extends the maturity date on certain notes payable and gives the Company additional liquidity (see Note 4). Production began in a new OEM automotive supply plant in November 2000. The OEM automotive supply plant that experienced the extended shutdown for a model changeover started up production again in March 2001. Additionally, the Company received three new OEM automotive supply contracts during 2001.

In 2001, the Company reassessed its long-term strategy and exited the non-profitable conversion vehicle business. Further, the Company significantly reduced its long-term debt and eliminated excess overhead as a result of the sale of the bus and mobility business. The Company will focus its efforts on the OEM automotive supply business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - EFFECTS ON FINANCIAL STATEMENT

Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or about January 7, 2002.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or about January 7, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or about January 7, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or about January 7, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a)    The following documents are filed as part of the report:

              Financial Statements (as of September 30, 2001 and October 1, 2000 and for the fiscal periods ended September 30, 2001, October 1, 2000, and October 3, 1999):

              Report of Independent Auditors
              Balance Sheets
              Statements of Operations
              Statements of Shareholders' Equity
              Statements of Cash Flows
              Notes  to Financial Statements

       (b) Reports on Form 8-K The Company filed a report on Form 8-K on August 31, 2001 to report the disposition of its bus and mobility businesses.

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

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Starcraft Corporation and Subsidiaries
Goshen, Indiana


We have audited the consolidated financial statements of Starcraft Corporation and Subsidiaries as of September 30, 2001 and October 1, 2000 and for the years ended September 30, 2001, October 1, 2000 and October 3, 1999 and have issued our report thereon dated November 21, 2001. Our audits also included the information for the years ended September 30, 2001, October 1, 2000 and October 3, 1999 in the financial statement schedule listed in Item 14 of this Annual Report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information as of September 30, 2001 and October 1, 2000 and for the years ended September 30, 2001, October 1, 2000 and October 3, 1999 set forth therein.


                                             /s/ Crowe, Chizek and Company LLP
                                             Crowe, Chizek and Company LLP


Elkhart, Indiana
November 21, 2001

                                   Schedule II
                 Valuation and Qualifying Accounts and Reserves
                             (Dollars in Thousands)

                                                        Balance at                              Deductions from/        Balance at
                                                       Beginning of           Charged to          Additions to           Close of
                                                          Period              Operations          Reserves (a)            Period
                                                          ------              ----------          ------------            ------

Allowance for doubtful  accounts - deducted from accounts  receivable,  trade in the consolidated balance sheets:


52 weeks ended September 30, 2001                           255                    -                  (85)                  170

52 weeks ended October 1, 2000                               40                  276                  (61)                  255

53 weeks ended October 3, 1999                               40                    -                    -                    40


(a) Write-off of bad debts, less recoveries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                      STARCRAFT CORPORATION

DATE: December 21, 2001               By:/s/ Kelly L. Rose
                                         ---------------------------------------
                                         Kelly L. Rose,
                                         Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 23rd day of January, 2001.

1)        Principal Executive Officer:

   By: /s/   Kelly L. Rose                   Chairman, Chief Executive Officer
       -----------------------------------
        Kelly L. Rose

2)     Principal Financial/Accounting Officer:

   By: /s/   Richard J. Mullin               President, Secretary,
       -----------------------------------    Chief Financial Officer
       Richard J. Mullin


3)     The Board of Directors:

   By: /s/   Kelly L. Rose                   Director
       -----------------------------------
       Kelly L. Rose

   By: /s/   David J. Matteson               Director
       -----------------------------------
       David J. Matteson

   By: /s/   Allen H. Neuharth               Director
       -----------------------------------
       Allen H. Neuharth

   By: /s/   G. Raymond Stults               Director
       -----------------------------------
       G. Raymond Stults

   By: /s/   Michael H. Schoeffler           Director
       -----------------------------------
       Michael H. Schoeffler

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

     3.2       Registrant's  Code of  By-Laws,  as  amended.
               Incorporated  by  reference to Exhibit 3.2 to
               the  Registrant's  Form  10-K  for  the  year
               ending October 1, 2000.                                *

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

     4.15(a)   Loan  and  Security  Agreement  by and  among
               Starcraft  Automotive Group,  Inc.,  National
               Mobility Corporation,  Starcraft Corporation,
               Imperial  Automotive Group, Inc. and Foothill
               Capital Corporation,  dated October 30, 1998.
               Incorporated  by reference to Exhibit 4.15 of
               the  Registrant's  Form  10-K for the  fiscal
               year ending September 27, 1998.                        *

     4.15(b)   First  Amendment  to  Loan  Agreement  by and
               among  Starcraft   Automotive  Group,   Inc.,
               National  Mobility   Corporation,   Starcraft
               Corporation,  Imperial Automotive Group, Inc.
               and  Foothill  Capital   Corporation,   dated
               September 28, 1999.                                    [ ]

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

      4.17     Amended  and   Restated   Loan  and  Security
               Agreement  by and  between  Tecstar,  LLC, as
               Borrower and Foothill Capital Corporation, as
               Lender   dated   as  of  December   12, 2000.
               Incorporated  by reference to Exhibit 4.17 to
               the  Registrant's  Form  10-K  for  the  year
               ending October 1, 2000.                                *

      4.18     Subordination Agreement between Kelly L. Rose
               and  G.  Ray  Stults  and  Foothill   Capital
               Corporation dated  as of  December  12, 2000.
               Incorporated  by reference to Exhibit 4.18 to
               the  Registrant's  Form  10-K  for  the  year
               ending October 1, 2000.                                *

      4.19     Waiver,  Consent and Second Amendment to Loan
               Agreement among Starcraft  Automotive  Group,
               Inc.,    National    Mobility    Corporation,
               Starcraft Corporation and Imperial Automotive
               Group, Inc. and Foothill Capital  Corporation
               entered   into  as  of  December   12,  2000.
               Incorporated  by reference to Exhibit 4.19 to
               the  Registrant's  Form  10-K  for  the  year
               ending October 1, 2000.                                *

      4.20     First  Amendment to Amended and Restated Loan
               Agreement,  dated  March  30,  2001,  between
               Tecstar,    LLC    and    Foothill    Capital
               Corporation.  Incorporated  by  reference  to
               Exhibit  10.1 to the  Registrant's  Form 10-Q
               for the quarter ending April 1, 2001.                  *

      4.21     Third  Amendment  to  Loan  Agreement,  dated
               March 30, 2001, between Starcraft  Automotive
               Group, Inc.,  National Mobility  Corporation,
               Starcraft Corporation and Imperial Automotive
               Group, Inc. and Foothill Capital Corporation.
               Incorporated  by reference to Exhibit 10.2 to
               the  Registrant's  Form 10-Q for the  quarter
               ending April 1, 2001.                                  *

      4.22     Asset Purchase and Sale Agreement,  dated May
               7, 2001, between Starcraft  Automotive Group,
               Inc.    and    Centurion    Vehicles,    Inc.
               Incorporated by reference to Exhibit 2 to the
               Registrant's Form 8-K dated May 25, 2001.              *

      4.23     Asset  Purchase  and  Sale  Agreement,  dated
               August 21, 2001, between Starcraft Automotive
               Group, Inc. and National Mobility Corporation
               and  Forest  River,   Inc.   Incorporated  by
               reference to Exhibit 2.1 to the  Registrant's
               Form 8-K dated August 31, 2001.                        *

      4.24     First  Amendment  to Asset  Purchase and Sale
               Agreement,  dated  August 31,  2001,  between
               Starcraft Automotive Group, Inc. and National
               Mobility  Corporation and Forest River,  Inc.
               Incorporated  by  reference to Exhibit 2.2 to
               the  Registrant's  Form 8-K dated  August 31,
               2001.                                                  *

      4.25     Consent   and   Fourth   Amendment   to  Loan
               Agreement,  dated  August 31,  2001,  between
               Starcraft  Automotive Group,  Inc.,  National
               Mobility  Corporation,  Starcraft Corporation
               and  Imperial   Automotive  Group,  Inc.  and
               Foothill Capital Corporation.                          [ ]

      4.26     Waiver and Fifth Amendment to Loan Agreement,
               dated  December 5,  2001,  between  Starcraft
               Automotive  Group,  Inc.,  National  Mobility
               Corporation,    Starcraft   Corporation   and
               Imperial  Automotive Group, Inc. and Foothill
               Capital Corporation.                                   [ ]

      4.27     Waiver and Second  Amendment  to Amended  and
               Restated Loan  Agreement,  dated  December 5,
               2001,  between  Tecstar,   LLC  and  Foothill
               Capital Corporation.                                   [ ]

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

     10.3(f)   Employment  Agreement  between the Registrant
               and Richard J. Mullin  effective May 1, 2000.
               Incorporated  by reference to Exhibit 10.3(f)
               to the  Registrant's  Form  10-K for the year
               ending October 1, 2000.                                *

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

     10.16     Stock  Options to  Purchase  Shares of Common
               Stock of  Starcraft  Corporation  of Kelly L.
               Rose   dated  as  of   December   12,   2000.
               Incorporated by reference to Exhibit 10.16 to
               the  Registrant's  Form  10-K  for  the  year
               ending October 1, 2000.                                *

     10.17     Stock  Options to  Purchase  Shares of Common
               Stock of Starcraft  Corporation of G. Raymond
               Stults   dated  as  of  December   12,  2000.
               Incorporated by reference to Exhibit 10.17 to
               the  Registrant's  Form  10-K  for  the  year
               ending October 1, 2000.                                *

     10.18(a)  Reimbursement   Agreement  between  Starcraft
               Corporation,  National Mobility  Corporation,
               Imperial Automotive Group, Inc. and Starcraft
               Automotive  Group, Inc. and Kelly L. Rose and
               G. Ray Stults  dated as of December 12, 2000.
               Incorporated by reference to Exhibit 10.18(a)
               to the  Registrant's  Form  10-K for the year
               ending October 1, 2000.                                *

     10.18(b)  Security    Agreement    between    Starcraft
               Corporation and Starcraft  Automotive  Group,
               Inc.  and  Kelly L.  Rose  and G. Ray  Stults
               entered   into  as  of  December   12,  2000.
               Incorporated by reference to Exhibit 10.18(b)
               to the  Registrant's  Form  10-K for the year
               ending October 1, 2000.                                *

     10.18(c)  Real  Property  Mortgage   (LaGrange  County,
               Indiana)(Elkhart  County,  Indiana)  made and
               executed  by  Starcraft  Corporation,   f/k/a
               Rokane  Investment  Group,  Inc.  in favor of
               Kelly L.  Rose and G. Ray  Stults  made as of
               December 12, 2000.  Incorporated by reference
               to Exhibit 10.18(c) to the Registrant's  Form
               10-K for the year ending October 1, 2000.              *

     10.19     Pool   Company    Wholesale    Finance   Plan
               Application   for  Wholesale   Financing  and
               Security   Agreement  to  Ford  Motor  Credit
               Company by Starcraft  Automotive  Group, Inc.
               dated as of January 27, 1995. Incorporated by
               reference    to   Exhibit    10.19   to   the
               Registrant's  Form  10-K for the year  ending
               October 1, 2000.                                       *

     10.20     Inventory Loan and Security  Agreement by and
               between General Motors Acceptance Corporation
               and Starcraft Automotive Group, Inc. dated as
               of   February   1,  1996.   Incorporated   by
               reference    to   Exhibit    10.20   to   the
               Registrant's  Form  10-K for the year  ending
               October 1, 2000.                                       *

     10.21     Special   Vehicle   Manufacturer   Converters
               Agreement  by  and  between   General  Motors
               Corporation and Starcraft  Automotive  Group,
               Inc. effective July 1, 1999.  Incorporated by
               reference    to   Exhibit    10.21   to   the
               Registrant's  Form  10-K for the year  ending
               October 1, 2000.                                       *

     10.22     Ford Motor Company, Ford Authorized Agreement
               for the  Qualified  Vehicle  Modifiers  (QVM)
               Program between  Starcraft  Automotive Group,
               Inc.  and  Ford  Motor  Company  dated  as of
               December 15, 1999.  Incorporated by reference
               to  Exhibit  10.22 to the  Registrant's  Form
               10-K for the year ending October 1, 2000.              *

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