Form 10-Q
period 2001-12-30
STARCRAFT CORP /IN/
filed 2002-02-07
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the quarter ended December 30, 2001

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

           Yes  [X]                                 No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 30, 2001 - 4,266,059 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                          December 30, 2001
Form 10-Q


                                    - INDEX -



PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

  Item 1. Financial Statements

          Balance Sheets - December 30, 2001 (unaudited)                      1
          and September 30, 2001 (Audited)

          Statements of Operations (Unaudited) for the three month            2
          periods ended December 30, 2001 and December 31, 2000

          Statements of Cash Flow (Unaudited) for the three month             3
          periods ended December 30, 2001 and December 31, 2000

          Notes to Financial Statements                                     4-6

  Item 2. Management's Discussion and Analysis                              7-9


PART II.  OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                                10



SIGNATURES                                                                   11

PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements

STARCRAFT CORPORATION

BALANCE SHEETS                                       December 30,  September 30,
                                                         2001          2001
                                                     ------------  -------------
                                                        (Dollars in Thousands)
ASSETS
Current Assets

   Cash and cash equivalents .........................   $    516    $    300
   Trade receivables, less allowance for doubtful
       Accounts:  $179 at December 30, 2001
       and $255 at December 31, 2000 .................     12,433      11,200
   Tooling and engineering services ..................      1,116         430
   Manufacturers' rebates receivable .................         87         109
   Notes receivable ..................................        211         421
   Inventories .......................................      4,444       4,636
   Other .............................................      1,305       1,408
                                                         --------    --------
       Total current assets ..........................     20,112      18,504

Property and Equipment
   Land, buildings, and improvements .................      2,165       2,014
   Machinery and equipment ...........................      3,597       4,091
                                                         --------    --------
                                                            5,762       6,105
   Less accumulated depreciation .....................      2,533       2,801
                                                         --------    --------
                                                            3,229       3,304

Other assets .........................................        198         202
                                                         --------    --------
                                                         $ 23,539    $ 22,010
                                                         ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Note payable to bank ..............................   $  1,326    $    814
   Accounts payable, trade ...........................     11,855      11,998
   Accrued expenses:
       Warranty ......................................        876         763
       Compensation and related expenses .............        411         249
       Taxes .........................................        864         912
       Indemnification reserves ......................        296         472
       Other .........................................      1,161       1,256
                                                         --------    --------
Total current liabilities ............................     16,789      16,464

Long -Term Debt ......................................      7,609       8,092
Commitments and Contingencies ........................         --          --
Minority Interest in Subsidiary ......................        933         157

Shareholders' Equity
   Preferred Stock, no par value;  authorized
       but unissued 2,000,000 shares
   Common Stock, no par value;
       10,000,000 shares authorized
       4,266,059 shares issued as of December 30, 2001
       and 4,255,059 shares as of September 30, 2001 .     14,420      14,401
   Additional paid-in capital ........................      1,386       1,386
   Accumulated deficit ...............................    (17,598)    (18,490)
                                                         --------    --------
        Total shareholders' equity (deficiency) ......     (1,792)     (2,703)
                                                         --------    --------
                                                         $ 23,539    $ 22,010
                                                         ========    ========

PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF OPERATIONS

                                                           3 Months Ended
                                                       ----------------------
                                                  December 30,      December 31,
                                                      2001              2000
                                                  ------------      ------------
                                                       (Dollars in thousands,
                                                     except per share amounts)

Net Sales ....................................        $ 20,910         $  6,814

Cost of Goods Sold ...........................          16,012            5,639
                                                      --------         --------
       Gross profit ..........................           4,898            1,175

Operating Expenses
   Selling and promotion .....................             267              419
   General and administrative ................           2,563            1,452
                                                      --------         --------

   Operating Income (Loss) ...................           2,068             (696)

Nonoperating (Expense) Income
   Interest, net .............................            (101)             (65)
   Other, net ................................              22               10
                                                      --------         --------
                                                           (79)             (55)
                                                      --------         --------

   Income (loss) before minority
       interest and income taxes .............           1,989             (751)


Minority Interest in income of Subsidiary                1,025              (89)
                                                      --------         --------

   Income (loss) continuing operations
       before income taxes                                 964             (662)

Income Taxes                                                72                4
                                                      --------         --------

Income (loss) from continuing operations                   892             (666)

Discontinued Operations:
   Loss from discontinued operations,
       net of taxes                                         --           (1,480)
                                                      --------         --------


    Net Income (Loss)                                 $    892         $ (2,146)
                                                      ========        =========

Earnings (loss) per share:
Basic:
   Continuing operations                              $   0.21         $  (0.16)
   Discontinued operations                                  --            (0.35)
                                                      --------         --------
Basic Earnings per share                              $   0.21         $  (0.51)
                                                      ========         ========

Dilutive:
   Continuing operations                              $   0.16         $  (0.16)
   Discontinued operations                                  --            (0.35)
                                                      --------         --------
Dilutive earnings (loss) per share                    $   0.16         $  (0.51)
                                                      ========         ========

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF CASH FLOW
                                                         3 Months Ended
                                                    --------------------------
                                                  December 30,      December 31,
                                                      2001               2000
                                                  ------------      ------------
                                                        (Dollars in Thousands)
Operating Activities
     Net Income (loss) from continuing operations     $    892         $   (666)
     Adjustments to reconcile net income (loss)
       From continuing operations to
       net cash provided by operating activities:
     Depreciation and amortization .........               195              290
     Additional paid-in-capital stock options               --              378
     Minority Interest......................               776           (1,087)

         Change in operating
         assets and liabilities:
                  Receivables ..............            (1,687)          (1,130)
                  Inventories ..............               192              157
                  Other ....................               103              283
                  Accounts payable .........              (143)           1,437
                  Accrued expenses .........               (44)            (919)
                                                      --------         --------
         Net cash from continuing
           operating activities ...........                284           (1,257)

         Net loss from discontinued
           operations...................                    --           (1,480)
                                                      --------         --------

         Net cash from operating activities.               284           (2,737)

Investing Activities
     Purchase of property and equipment                   (120)            (394)
     Proceeds from sale of property
         and equipment ..................                   --               --
     Other..................................                 4             (116)
                                                      --------         --------

        Net cash from investing activities                (116)            (510)

 Financing Activities
     Borrowings on credit agreements .......               512            2,834
     Repayments on credit agreements .......              (483)            (127)
     Payments on long-term installment debt                 --             (278)
     Issuance of Common Stock...............                19               --
                                                      --------         --------
        Net cash from financing activities                  48            2,429

Increase (Decrease) in Cash and Cash
     Equivalents ...........................               216             (818)
      Cash and cash equivalents at
        beginning of period.................               300            1,294
                                                      --------         --------
      Cash and cash equivalents at
        end of period.......................          $    516         $    476
                                                      ========         ========

NOTES TO FINANCIAL STATEMENTS

STARCRAFT CORPORATION

December 30, 2001



Note 1.   Basis of Presentation

          The accompanying unaudited financial statements of Starcraft Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Reference is made to the Company's audited financial statements set forth in its annual report on Form 10-K for its fiscal year ended September 30, 2001.

          In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three month period ended December 30, 2001 and the three month period ended December 31, 2000. The results of operations for the three months ended December 30, 2001 are not necessarily indicative of the results which may be expected for the year ending September 29, 2002.

Note 2.   Inventories

          The composition of inventories is as follows (dollars in thousands):

                                      December 30, 2001       September 30, 2001
                                      -----------------       ------------------

            Raw Materials                $      4,307            $   4,582
            Work in Process                        --                   --
            Finished Goods                        354                  262
            Obsolescence Reserve                 (217)                (208)
                                         -------------           ---------

                                         $      4,444            $   4,636
                                         =============           =========

STARCRAFT CORPORATION

December 30, 2001


Note 3.   Earnings Per Share

          The computation of basic and dilutive earnings (loss) per share follows (in thousands, except share and per share amounts):

                                                             3 Months
                                                       --------------------
                                                  December 30,      December 31,
                                                     2001              2000
                                                  ------------      ------------
Basic earnings (loss) per share
    Net income (loss) available
    to common stockholders                            $    892         $ (2,146)
                                                      ========         ========

    Weighted average common
    shares outstanding                                   4,263            4,245
                                                      ========         ========


Basic earnings (loss) per share                       $   0.21         $  (0.51)
                                                      ========         ========


Dilutive earnings (loss) per share

    Net income (loss) available
    to common stockholders                            $    892         $( 2,146)
                                                      ========         ========

    Weighted average common
    shares outstanding                                   4,263            4,245
                                                      ========         ========

    Add: Dilutive effects of
         assumed exercises:
                                                      --------         --------
           Incentive Stock Options                       1,260               (a)
                                                      --------         --------

    Weighted average common
    and dilutive potential common
    shares outstanding                                   5,523            4,245
                                                      ========         ========

Dilutive earnings (loss) per share                    $   0.16         $  (0.51)
                                                      ========         ========



     (a) Calculation does not reflect the effect of the employee stock options outstanding since their effect is antidilutive.

STARCRAFT CORPORATION

December 30, 2001

Note 4.   Operating Segment Information

          The tables below present information about segments used by the chief operating decision maker of the Company for the three month periods ended December 30, 2001 and December 31, 2000. (Dollars in thousands)


                                                             3 Months
                                                       --------------------
                                                  December 30,      December 31,
                                                     2001              2000
                                                  ------------      ------------

Net sales by geographic region:
          OEM automotive supply
            Domestic                                  $ 20,164         $  5,590
            Export                                          --               --

          Conversion vehicle parts:
            Domestic                                       716            1,127
            Export                                          30               97
                                                      --------         --------
                                                      $ 20,910         $  6,814
                                                      ========         ========

 Operating income (loss):
          OEM automotive supply                       $  1,176         $   (380)
          Conversion vehicle parts                         (69)              20
                                                      --------         --------
                                                      $  1,107         $   (360)
                                                      ========         ========

The following provides a reconciliation of segment information to consolidated information:


                                                             3 Months
                                                       --------------------
                                                  December 30,      December 31,
                                                     2001              2000
                                                  ------------      ------------
Operating income (loss)
     from continuing operations:                      $  1,107         $   (360)
Non-operating expenses                                     (79)             (55)
Federal and state income
     tax expense                                           (72)              (4)
Unallocated corporate expenses                             (64)            (247)
                                                      --------         --------
Net income (loss) from
     continuing operations:                           $    892         $   (666)
                                                      ========         ========


                                                  December 30,     September 30,
                                                     2001              2001
                                                  ------------     -------------
Total Assets:
     OEM automotive supply                            $ 20,072         $ 17,504
     Conversion vehicle parts                            3,467            4,506
                                                      --------         --------
                                                      $ 23,539         $ 22,010
                                                      ========         ========

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS


STARCRAFT CORPORATION

--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS
             Comparison of the three months ended December 30, 2001
                        (First Quarter Fiscal Year 2002)
                  to the three months ended December 31, 2000
                        (First Quarter Fiscal Year 2001)

--------------------------------------------------------------------------------

Continuing Operations:

Net sales for the quarter ended December 30, 2001 increased $14.1 million to $20.9 million from $6.8 million for the quarter ended December 31, 2000. OEM Automotive Supply sales increased $14.6 million to $20.2 million from $5.6 million. All three OEM Supply plants were in production in the first quarter of fiscal 2002. In the first quarter of fiscal 2001, one plant was in the start-up phase and the largest plant was shutdown for a model year changeover. Conversion Vehicle Parts sales declined $.5 million to $.7 million from $1.2 million.

Gross profit increased to $4.9 million (23.4% of sales) for the fiscal 2002 quarter from $1.2 million (17.2% of sales) for the fiscal 2001 quarter. The increase is attributable to the higher sales level in the OEM Automotive Supply segment.

Selling and promotion expense was $.3 million for the fiscal 2002 quarter compared to $.4 million for the fiscal 2001 quarter. General and administrative expense was $2.6 million for the fiscal 2002 quarter compared to $1.5 million for the fiscal 2001 quarter. The increase was due to higher wages to support the higher sales level in the fiscal 2002 quarter and an insurance recovery received in the fiscal 2001 quarter related to hail storm costs incurred in fiscal 2000.

Interest expense increased slightly to $.1 million on higher borrowings needed to support the higher sales level. Minority interest results from the Company owning 50% of the OEM Automotive Supply segment. The Company does not have federal income tax expense at this time due to existing operation loss carry forwards generated from prior year losses that were fully reserved.



Discontinued Operations:

On May 25, 2001 the Company sold certain assets of its Conversion Vehicle business to Centurion Vehicles, Inc. On August 31, 2001 the Company sold certain assets of its Bus and Mobility Vehicle business to Forest River, Inc. These operations incurred losses of $1.5 million on sales of $12.0 million in the fiscal 2001 quarter. The results of operations of these businesses are recorded as discontinued operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


STARCRAFT CORPORATION

--------------------------------------------------------------------------------

SEASONALITY AND TRENDS

The Company's OEM automotive supply business sales and profits are dependent on the automotive markets in the United States. The business is influenced by a number of factors including OEM plant shutdowns, model year changeovers, atypical weather for any sales region, interest rates, gasoline prices, and OEM programs affecting price and supply. The OEM automotive supply segment is dependent upon long-term contract business. The business' current contracts expire at various times through 2006.

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

The conversion vehicle market continued to decline during 2000 and accordingly, the Company sustained significant losses. With a market recovery unlikely in the short term, management reassessed its strategy for the conversion vehicle business and disposed of that business in May 2001. In August of 2001 the Company sold its bus and mobility business and reduced its long-term debt and reduced the amounts outstanding under its revolving credit agreement. The sale allowed the Company to eliminate excess capacity and reduce overhead.

The Company intends to focus on its OEM automotive supply business and expects to be profitable in 2002. If future actual results fail to meet management's plan, additional losses could occur.


LIQUIDITY AND CAPITAL RESOURCES

Funds  available  from  operations  and under  the  Company's  revolving  credit
agreement   were  adequate  to  finance   operations  and  provide  for  capital
expenditures during the three months ended December 30, 2001.

Continuing operations generated $.3 million of cash in the first three months of fiscal 2002 compared to using $1.3 million in the fiscal 2001 period. Trade receivables at December 30, 2001 were higher than September 30, 2001 due to the higher sales volume.

The Company spent $.1 million on capital expenditures during the three months ended December 30, 2001. As of December 30, 2001 bank debt was $8.9 million.

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

The Company paid off the term loan portion of its credit agreement in September 2001, and agreed to pay off any revolving advances outstanding at December 31, 2001 instead of December 2005. On December 4, 2001, the lending institution granted an extension of time to June 30, 2002. The Company believes it will find a suitable lender and obtain adequate financing at or before that time. Amounts due under the revolver at December 30, 2001 subject to refinancing were $1.326 million.

The agreement described above is subject to various covenants with which the Company is in compliance or for which it obtained waivers as of February 4, 2002.

At December 30, 2001, the balance sheet included $1.5 million of trade debt remaining from the sale of the conversion vehicle business. The Company is paying off these obligations in amounts satisfactory to its vendors over the next fiscal year. The Company believes that future cash flows from operations and funds available under its revolving credit agreement, and refinanced credit facilities will be sufficient to satisfy its anticipated operating needs and capital improvements for 2002.

The Company believes that its objectives for growth over the next few years can be accomplished with minimal capital investment and that its internal resources and existing or refinanced credit facilities will provide sufficient liquidity for such purposes.

The foregoing discussion contains forward looking statements regarding economic conditions and trends, adequacy of capital resources, seasonality and supply of, and demand for, the Company's products, and the prospects of Management's operating strategies, all of which are subject to a number of important factors which may cause the Company's projections to be materially inaccurate. Some of such factors are described in the Company's Form 10-K for the year ended September 30, 2001, under the subsection entitled "Discussion of Forward-Looking Information" which is incorporated herein by reference.

PART II       OTHER INFORMATION


    Item 6.     Exhibits and Reports on Form 8-K

                (a)      No exhibits are filed with this report.

                (b) No reports on Form 8-K were filed by the registrant for the Period covered by this report.

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







                                                 STARCRAFT CORPORATION
                                                 ---------------------
                                                 (Registrant)



February 7, 2002                            By:  /s/    Richard J. Mullin
                                                 -------------------------------
                                                 Richard J. Mullin
                                                 Chief Financial Officer