Form 10-Q
period 2002-03-31
STARCRAFT CORP /IN/
filed 2002-05-07
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the quarter ended March 31, 2002

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

Registrant's telephone number, including area code: 574/533-1105


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [X]                                    No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 26, 2002 - 4,342,059 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                           March 31, 2002
Form 10-Q


                                    - INDEX -



PART I.  FINANCIAL INFORMATION                                           PAGE

  Item 1.    Financial Statements

             Balance Sheets - March 31, 2002 (Unaudited)                       1
             and September 30, 2001 (Audited)

             Statements of Operations (Unaudited) for the three month          2
             periods ended March 31, 2002 and April 1, 2001 and the six month periods ended March 31, 2002 and April 1, 2001

             Statements of Cash Flow (Unaudited) for the six month             3
             periods ended March 31, 2002 and April 1, 2001

             Notes to Financial Statements                                   4-6

  Item 2.    Management's Discussion and Analysis                           7-10


PART II.     OTHER INFORMATION

  Item 4.    Submission of Matters to a Vote of Security Holders              11

  Item 6.    Exhibits and Reports on Form 8-K                                 11



SIGNATURES                                                                    12

PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements

STARCRAFT CORPORATION

                                                               Unaudited
BALANCE SHEETS                                               March 31, 2002        September 30, 2001
                                                             --------------        ------------------
                                                                   (Dollars in Thousands)
ASSETS
Current Assets
     Cash and cash equivalents.......................         $        199              $        300
     Trade receivables, less allowance for doubtful
          Accounts:  $168 at March 31, 2002
          and $255 at September 30, 2001.............               14,666                    11,200
     Tooling and engineering services................                1,814                       430
     Manufacturers' rebates receivable...............                   24                       109
     Notes receivable................................                  106                       421
     Inventories  ...................................                4,468                     4,636
     Other        ...................................                1,599                     1,408
                                                              ------------              ------------
         Total current assets........................               22,876                    18,504

Property and Equipment
     Land, buildings, and improvements...............                2,284                     2,014
     Machinery and equipment.........................                3,854                     4,091
                                                              ------------              ------------
                                                                     6,138                     6,105
     Less accumulated depreciation...................              (2,693)                    (2,801)
                                                              ------------              ------------
                                                                     3,445                     3,304
Other assets      ...................................                  603                       202
                                                              ------------              ------------
                                                              $     26,924              $     22,010
                                                              ============              ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Note payable to bank ...........................         $      1,512              $        814
     Accounts payable, trade.........................               12,592                    11,998
     Accrued expenses:
         Warranty....................................                  880                       763
         Compensation and related expenses...........                  375                       249
         Taxes.......................................                  862                       912
         Indemnification reserves....................                  296                       472
         Other.......................................                  952                     1,256
                                                              ------------              ------------
Total current liabilities............................               17,469                    16,464

Long -Term Debt   ...................................                8,798                     8,092
Commitments and Contingencies........................                   --                        --
Minority Interest in Subsidiary......................                1,367                       157

Shareholders' Equity
     Preferred Stock, no par value;  authorized
             but unissued 2,000,000 shares
     Common Stock, no par value;
          10,000,000 shares authorized
          4,267,059 shares issued as of March 31, 2002
          and 4,255,059 shares as of September 30, 2001             14,422                    14,401
      Additional paid-in capital.....................                1,386                     1,386
     Accumulated deficit.............................              (16,518)                  (18,490)
                                                              ------------              ------------
          Total shareholders' equity (deficiency)                    ( 710)                   (2,703)
                                                              ------------              ------------
                                                              $     26,924              $     22,010
                                                              ============              ============

PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF OPERATIONS - Unaudited

                                                       3 Months Ended                 6 Months Ended
                                              -------------------------------  ------------------------------
                                              March  31, 2002   April 1, 2001  March 31, 2002   April 1, 2001
                                              ---------------   -------------  --------------   -------------
                                                        (Dollars in thousands, except per share amounts)

Net Sales                                        $    23,171    $    10,480    $    44,081      $     17,294

Cost of Goods Sold .........................          17,239          8,276         33,251            13,915
                                                 -----------    -----------    -----------      ------------
         Gross profit ......................           5,932          2,204         10,830             3,379

Operating Expenses
     Selling and promotion .................             612            326            879               745
     General and administrative                        3,121          2,326          5,684             3,778
                                                 -----------    -----------    -----------      ------------
     Operating Income (Loss)                           2,199           (448)         4,267            (1,144)

Nonoperating (Expense) Income
     Interest, net .........................            (135)          (186)          (236)             (251)
     Other, net   ..........................              44             64             66                74
                                                 -----------    -----------    -----------      ------------
                                                        ( 91)          (122)          (170)             (177)
                                                 -----------    -----------    -----------      ------------
     Income (loss) before minority
         interest and income taxes..........           2,108           (570)         4,097            (1,321)
Minority Interest in income of Subsidiary                938             --          1,963               (89)
                                                 -----------    -----------    -----------      ------------
     Income (loss) continuing operations
          before income taxes                          1,170           (570)         2,134            (1,232)

Income Taxes                                              90             23            162                27
                                                 -----------    -----------    -----------      ------------
Income (loss) from continuing operations               1,080           (593)         1,972            (1,259)

Discontinued Operations:
     Loss from discontinued operations,
          net of taxes                                    --         (1,189)            --            (2,669)
                                                 -----------    -----------    -----------      ------------
     Net Income (Loss)                           $     1,080    $    (1,782)   $     1,972      $     (3,928)
                                                 ===========    ===========    ===========      ============
Earnings (loss) per share:
Basic:
     Continuing operations                       $      0.25    $     (0.14)   $      0.46      $      (0.30)
     Discontinued operations                              --          (0.28)            --             (0.63)
Basic Earnings per share                         $      0.25    $     (0.42)   $      0.46      $      (0.93)
                                                 ===========    ===========    ===========      ============
Dilutive:
     Continuing operations                       $      0.19    $     (0.14)   $      0.35      $      (0.30)
     Discontinued operations                              --          (0.28)            --             (0.63)
Dilutive earnings (loss) per share               $      0.19    $     (0.42)   $      0.35      $      (0.93)
                                                 ===========    ===========    ===========      ============

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF CASH FLOW - Unaudited

                                                          6 Months Ended
                                                  -----------------------------
                                                  March 31, 2002  April 1, 2001
                                                  --------------  -------------
                                                      (Dollars in Thousands)
Operating Activities
     Net Income (loss) from continuing operations $    1,972       $    (1,259)
     Adjustments to reconcile net income (loss)
         from continuing operations to net
         cash provided by operating activities:
     Depreciation and amortization .........             359               579
     Additional paid-in-capital stock options             --               378
     Minority Interest......................           1,210            (1,087)

         Change in operating
            assets and liabilities:
                  Receivables  .............          (4,450)           (1,883)
                  Inventories  .............             168              (101)
                  Other  ...................            (191)              (74)
                  Accounts payable .........             594             2,139
                  Accrued expenses .........            (287)             (934)
                                                  ----------       -----------
         Net cash from continuing
            operating activities ...........            (625)           (2,242)

         Net loss from discontinued
               operations...................              --            (2,669)
                                                  ----------       -----------
         Net cash from operating activities.            (625)           (4,911)

Investing Activities
     Purchase of property and equipment                 (500)             (611)
     Proceeds from sale of property
            and equipment ..................              --                --
     Other..................................            (401)              (90)
                                                  ----------       -----------
         Net cash from investing activities             (901)             (701)

 Financing Activities
     Borrowings on credit agreements    ....           1,404             7,103
     Repayments on credit agreements    ....              --            (1,029)
     Payments on long-term installment debt               --              (557)
     Issuance of common stock...............              21                --
                                                  ----------       -----------
         Net cash from financing activities            1,425             5,517

Increase (Decrease) in Cash and Cash
     Equivalents ...........................            (101)              (95)
     Cash and cash equivalents at
        beginning of period.................             300             1,294
                                                  ----------       -----------
     Cash and cash equivalents at
        end of period.......................      $      199       $     1,199
                                                  ==========       ===========

NOTES TO FINANCIAL STATEMENTS

STARCRAFT CORPORATION

March 31, 2002



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

               In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three month and six month periods March 31, 2002 and April 1, 2001. The results of operations for the six months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the year ending September 29, 2002.

Note 2.        Inventories

               The  composition  of  inventories  is  as  follows   (dollars  in
               thousands):

                                         March 31, 2002       September 30, 2001
                                         --------------       ------------------
                Raw Materials             $     4,413            $     4,582
                Work in Process                    --                     --
                Finished Goods                    281                    262
                Obsolescence Reserve             (226)                  (208)
                                          -----------            -----------
                                          $     4,468            $     4,636
                                          ===========            ===========

STARCRAFT CORPORATION

March 31, 2002


Note 3.        Earnings Per Share

               The computation of basic and dilutive earnings (loss) per share follows (in thousands, except share and per share amounts):

                                                          3 Months                                  6  Months
                                            ------------------------------------      ------------------------------------
                                            March 31, 2002        April 1, 2001       March 31, 2002        April 1, 2001
                                            --------------        --------------      --------------        --------------
Basic earnings (loss) per share
     Net income (loss) available
     to common stockholders                    $       1,080       $      (1,782)        $      1,972        $      (3,928)
                                               =============       =============         ============        =============
     Weighted average common
     shares outstanding                                4,267               4,245                4,265               (4,245)
                                               =============       =============         ============        =============

Basic earnings (loss) per share                $        0.25       $       (0.42)        $       0.46        $       (0.93)
                                               =============       =============         ============        =============

Dilutive earnings (loss) per share

     Net income (loss) available
     to common stockholders                    $       1,080       $     ( 1,782)        $      1,972        $      (3,928)
                                               =============       =============         ============        =============
     Weighted average common
     shares outstanding                                4,267               4,245                4,265                4,245
                                               =============       =============         ============        =============

     Add: Dilutive effects of
              assumed exercises:
                Incentive Stock Options                1,414                 (a)                1,338                  (a)
                                               -------------       -------------         ------------        -------------
     Weighted average common
     and dilutive potential common
     shares outstanding                                5,681               4,245                5,603               (4,245)
                                               =============       =============         ============        =============
Dilutive earnings (loss) per share             $        0.19       $       (0.42)        $       0.35        $       (0.93)
                                               =============       =============         ============        =============

     (a) Calculation does not reflect the effect of the employee stock options outstanding since their effect is antidilutive.

STARCRAFT CORPORATION

March 31, 2002

Note 4.        Operating Segment Information

               The tables below present information about segments used by the chief operating decision maker of the Company for the three month and six month periods ended March 31, 2002 and April 1, 2001. (Dollars in thousands)

                                                         3 Months                                6 Months
                                            -----------------------------------   ------------------------------------
                                            March 31, 2002        April 1, 2001   March 31, 2002         April 1, 2001
                                            --------------        -------------   --------------         -------------
Net sales by geographic region:
         OEM automotive supply
           Domestic                         $     22,491        $      8,501         $     42,655           $   14,091
           Export                                     --                  --                   --                   --

         Conversion vehicle parts:
              Domestic                               622               1,909                1,338                3,036
              Export                                  58                  70                   88                  167
                                            ------------        ------------         ------------           ----------
                                            $     23,171        $     10,480         $     44,081           $   17,294
                                            ============        ============         ============           ==========
 Operating income (loss):
         OEM automotive supply              $      1,084        $       (335)        $      2,260           $     (715)
         Conversion vehicle parts                    (72)                114                 (141)                 134
                                            ------------        ------------         ------------           ----------
                                            $      1,012        $       (221)        $      2,119           $     (581)
                                            ============        ============         ============           ==========

The following provides a reconciliation of segment information to consolidated information:

                                                         3 Months                                6 Months
                                            -----------------------------------   ------------------------------------
                                            March 31, 2002        April 1, 2001   March 31, 2002         April 1, 2001
                                            --------------        -------------   --------------         -------------
Operating income (loss)
     from continuing operations:            $      1,012        $       (221)        $      2,119           $     (581)
Non-operating expenses                               (91)               (122)                (170)                (177)
Federal and state income
     tax expense                                     (90)                (23)                (162)                 (27)
Minority interest loss                                --                (418)                  --                 (742)
Corporate income (expenses)                          249                 191                  185                  268
                                            ------------        ------------         ------------           ----------
Net income (loss) from
     continuing operations:                 $      1,080        $       (593)        $      1,972           $   (1,259)
                                            ============        ============         ============           ==========

                                            March 31, 2002    September 30, 2001
                                            --------------        -------------
Total Assets:
     OEM automotive supply                  $     23,670        $     17,504
     Conversion vehicle parts                      3,254               4,506
                                            ------------        ------------
                                            $     26,924        $     22,010
                                            ============        ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STARCRAFT CORPORATION

--------------------------------------------------------------------------------
                              RESULTS OF OPERATIONS
               Comparison of the three months ended March 31, 2002
                       (Second Quarter Fiscal Year 2002)
                     to the three months ended April 1, 2001
                       (Second Quarter Fiscal Year 2001)

--------------------------------------------------------------------------------

Continuing Operations:

Net sales for the quarter ended March 31, 2002 increased $12.7 million to $23.2 million from $10.5 million for the quarter ended April 1, 2001. OEM Automotive Supply sales increased $14.0 million to $22.5 million from $8.5 million. All three OEM Supply plants were in production in the second quarter of fiscal 2002. In the second quarter of fiscal 2001, the largest plant was shutdown for a model year changeover. Conversion Vehicle Parts sales declined $1.3 million to $.7 million from $2.0 million.

Gross profit increased to $5.9 million (25.6% of sales) for the fiscal 2002 quarter from $2.2 million (21.0% of sales) for the fiscal 2001 quarter. The increase is attributable to the higher sales level in the OEM Automotive Supply segment.

Selling and promotion expense was $.6 million for the fiscal 2002 quarter compared to $.3 million for the fiscal 2001 quarter. The increase was due to higher sales and reclassification of certain conversion vehicle parts expenses from general and administrative expenses. General and administrative expense was $3.1 million for the fiscal 2002 quarter compared to $2.3 million for the fiscal 2001 quarter. The increase was due to higher wages to support the higher sales level and increased costs related to new projects and increased capacity in the fiscal 2002 quarter.

Interest expense decreased to $135,000 on lower borrowings. Minority interest results from the Company owning 50% of the OEM Automotive Supply segment. The Company does not have federal income tax expense at this time due to existing operation loss carry forwards generated from prior year losses that were fully reserved.



Discontinued Operations:

On May 25, 2001 the Company sold certain assets of its Conversion Vehicle business to Centurion Vehicles, Inc. On August 31, 2001 the Company sold certain assets of its Bus and Mobility Vehicle business to Forest River, Inc. These operations incurred losses of $1.2 million on sales of $12.7 million in the fiscal 2001 quarter. The results of operations of these businesses are recorded as discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STARCRAFT CORPORATION
--------------------------------------------------------------------------------
                              RESULTS OF OPERATIONS
                Comparison of the six months ended March 31, 2002
                       (Second Quarter Fiscal Year 2002)
                      to the six months ended April 1, 2001
                       (Second Quarter Fiscal Year 2001)
--------------------------------------------------------------------------------

Net sales for the six months ended March 31, 2002 increased $26.8 million to $44.1 million from $17.3 million for fiscal 2001 period. OEM Automotive Supply sales increased $28.6 million to $42.7 million from $14.1 million. All three OEM Supply plants were in production in the 2002 six month period. In the comparable 2001 six month fiscal period the largest plant remained shut-down until March. Conversion Vehicle Parts Sales declined $1.8 million from $3.2 million to $1.4 million.

Gross profit increased to $10.8 million (24.6% of sales) for the fiscal 2002 period from $3.4 million (19.5% of sales) for the comparable fiscal 2001 period. The increase is attributable to the higher sales level in the OEM Automotive Supply Segment.

Selling and Promotion expense was $.9 million for the fiscal 2002 period compared to $.7 million for the fiscal 2001 period. The increase was due to higher sales and reclassification of certain conversion vehicle parts expenses to general and administrative expenses. General and administrative expense was $5.7 million for the fiscal 2002 period compared to $3.8 million for the comparable 2001 period. The increase was due to higher wages to support higher sales level and increased costs related to new projects and increased capacity in 2002.

Interest expense decreased slightly to $236,000. Minority interest results from the Company owning 50% of the OEM Automotive Supply segment. The Company does not have federal income tax expense due to existing operating loss carry forwards generated from prior year losses that were fully reserved.




Discontinued Operations:

On May 25, 2001 the Company sold certain assets of its Conversion Vehicle business to Centurion Vehicles, Inc. On August 31, 2001 the Company sold certain assets of its Bus and Mobility Vehicle business to Forest River, Inc. These operations incurred losses of $2.7 million on sales of $24.7 million in the first six months of fiscal 2001. The results of operations of these businesses are recorded as discontinued operations.

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


LIQUIDITY AND CAPITAL RESOURCES

Funds  available  from  operations  and under  the  Company's  revolving  credit
agreement   were  adequate  to  finance   operations  and  provide  for  capital
expenditures during the six months ended March 31, 2002.

Continuing operations consumed $.6 million of cash in the first six months of fiscal 2002 compared to $2.2 million in the fiscal 2001 period. Trade receivables at March 31, 2002 were $3.5 million higher than September 30, 2001 due to the higher OEM automotive sales volume.

The Company spent $.5 million on capital expenditures during the six months ended March 31, 2002. As of March 31, 2002 bank debt was $10.3 million.

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

The Company paid off the term loan portion of its credit agreement in September 2001, and agreed to pay off any revolving advances outstanding at December 31, 2001 instead of December 2005. On December 4, 2001, the lending institution granted an extension of time to June 30, 2002. The Company believes it will find a suitable lender and obtain adequate replacement financing at or before that time. Amounts owed under the revolver at March 31, 2002 subject to refinancing were $1.5 million.

The agreement described above is subject to various covenants with which the Company is in compliance as of March 31, 2002.

At March 31, 2002, the balance sheet reflected $1.3 million of trade debt remaining from the sale of the conversion vehicle business. The Company is paying off these obligations in amounts satisfactory to its vendors over the next fiscal year. The Company believes that future cash flows from operations and funds available under its revolving credit agreement, and refinanced credit facilities will be sufficient to satisfy its anticipated operating needs and capital improvements for 2002.

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

PART II          OTHER INFORMATION


  Item 4. Submission of matters to a Vote of Security Holders

          (a)  Business conducted:

               1)      Election of Director Nominee:          Votes Cast
                                                              ----------
                                                           For          Withheld
                                                        ---------       --------
                       Michael H. Schoeffler            3,972,215        35,080

               2)      Approval and  Ratification of the appointment
                       of Crowe,  Chizek and Company LLP as auditors
                       for the  Company  for the fiscal  year ending
                       September  29,  2002:
                                                Votes Cast
                                                                       Broker
                             For                  Against            (Non-votes)
                          ---------               -------            -----------
                          3,970,935               13,830                22,530



  Item 6.    Exhibits and Reports on Form 8-K

             (a)     The following exhibit is filed with this report:

                     4.1 Loan Agreement by and between Tecstar, LLC and Comerica Bank dated February 13, 2002.

             (b) No reports on Form 8-K were filed by the registrant for the Period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                STARCRAFT CORPORATION
                                                     (Registrant)



May 7, 2002                                 By: /s/ Timothy L. Burke
                                                --------------------------------
                                                Timothy L. Burke
                                                Chief Financial Officer