Form 10-Q
period 2002-06-30
STARCRAFT CORP /IN/
filed 2002-08-09
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the quarter ended June 30, 2002

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

                        Yes  /X/                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 7, 2002 - 4,414,059 shares of Common Stock, without par value.

                                    - INDEX -



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

   Item 1.    Financial Statements

              Balance Sheets - June 30, 2002 (Unaudited)                     1
              and September 30, 2001 (Audited)

              Statements of Operations (Unaudited) for the three month       2
              periods ended June 30, 2002 and July 1, 2001 and the nine month periods ended June 30, 2002 and July 1, 2001

              Statements of Cash Flow (Unaudited) for the nine month 3 periods ended June 30, 2002 and July 1, 2001

              Notes to Financial Statements                                 4-6

   Item 2.    Management's Discussion and Analysis                          7-10


PART II.          OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K                               11



SIGNATURES                                                                   12


CERTIFICATION OF FINANCIAL STATEMENTS                                        13

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

                                                                  Unaudited                  Audited
BALANCE SHEETS                                                  June 30, 2002          September 30, 2001
                                                                -------------          ------------------
                                                                         (Dollars in Thousands)
ASSETS
Current Assets
     Cash and cash equivalents.......................            $     473                  $    300
     Trade receivables, less allowance for doubtful
          accounts:  $172 at June 30, 2002
          and $170 at September 30, 2001.............               17,471                    11,200
     Tooling and engineering services................                  499                       430
     Manufacturers' rebates receivable...............                    0                       109
     Notes receivable................................                   65                       421
     Inventories  ...................................                5,339                     4,636
     Other        ...................................                2,755                     1,408
                                                                 ---------                  --------
         Total current assets........................               26,602                    18,504

Property and Equipment
     Land, buildings, and improvements...............                2,287                     2,014
     Machinery and equipment.........................                4,123                     4,091
                                                                 ---------                  --------
                                                                     6,410                     6,105
     Less accumulated depreciation...................               (2,857)                   (2,801)
                                                                 ---------                  --------
                                                                     3,553                     3,304
Other assets      ...................................                  594                       202
                                                                 ---------                  --------
                                                                 $  30,749                  $ 22,010
                                                                 =========                  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Note payable to bank ...........................            $       0                  $    814
     Accounts payable, trade.........................               14,435                    11,998
     Accrued expenses:
         Warranty....................................                  880                       763
         Compensation and related expenses...........                1,453                       249
         Taxes.......................................                  386                       912
         Indemnification reserves....................                  296                       472
         Other.......................................                  690                     1,256
                                                                ----------                  --------
Total current liabilities............................               18,140                    16,464

Long -Term Debt   ...................................                8,703                     8,092
Commitments and Contingencies........................                   --                        --
Minority Interest in Subsidiary......................                2,366                       157

Shareholders' Equity
     Preferred Stock, no par value;  authorized
             but unissued 2,000,000 shares
     Common Stock, no par value;
          10,000,000 shares authorized
          4,414,059 shares issued as of June 30, 2002
          and 4,255,059 shares as of September 30, 2001             14,734                    14,401
      Additional paid-in capital.....................                1,386                     1,386
     Accumulated deficit.............................              (14,580)                  (18,490)
                                                                ----------                  --------
          Total shareholders' equity (deficiency)                    1,540                    (2,703)
                                                                ----------                  --------
                                                                $   30,749                  $ 22,010
                                                                ==========                  ========

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION
STATEMENTS OF OPERATIONS - Unaudited

                                                            3 Months Ended                              9 Months Ended
                                                ------------------------------------           ---------------------------------

                                                 June 30, 2002          July 1, 2001           June 30, 2002        July 1, 2001
                                                 -------------          ------------           -------------        ------------
                                                                   (Dollars in thousands, except per share amounts)

Net Sales                                        $      29,403          $     16,250           $      73,484        $     33,544

Cost of Goods Sold .........................            21,832                12,678                  55,083              26,856
                                                 --------------        --------------          -------------        ------------
         Gross profit ......................             7,571                 3,572                  18,401               6,688

Operating Expenses
     Selling and promotion .................               490                   211                   1,369                 822
     General and administrative                          3,536                 2,180                   9,220               6,705
                                                 --------------        --------------          -------------        ------------
     Operating Income (Loss)                             3,545                 1,181                   7,812                (839)

Nonoperating (Expense) Income
     Interest, net .........................              (133)                 (345)                   (369)               (847)
     Other, net   ..........................               124                    77                     190                 150
                                                 -------------          ------------           -------------        ------------
                                                            (9)                 (268)                   (179)               (697)
                                                 -------------          ------------           -------------        ------------
     Income (loss) before minority
         interest and income taxes..........             3,536                   913                   7,633              (1,536)

Minority Interest in income of Subsidiary                1,500                     0                   3,463                 (89)
                                                 -------------          ------------           -------------        ------------

     Income (loss) from continuing operations
          before income taxes                            2,036                   913                   4,170              (1,447)

Income Taxes                                                99                    (1)                    261                  41
                                                 -------------          ------------           -------------        ------------

     Income (loss) from continuing operations
          after income taxes                             1,937                  914                    3,909              (1,488)

Discontinued Operations:
     Income (Loss) from discontinued
          operations, net of taxes                           0                  300                        0              (1,226)
                                                 -------------          ------------           -------------        ------------

     Net Income (Loss)                           $       1,937          $      1,214           $       3,909        $     (2,714)
                                                 =============          ============           =============        ============

Earnings (loss) per share:
Basic:
      Continuing operations                      $        0.44          $       0.22           $       0.91         $      (0.35)
      Discontinued operations                             0.00                  0.07                   0.00                (0.29)
                                                 -------------          ------------           -------------        ------------

Basic Earnings (loss) per share                  $      0.44            $       0.29           $        0.91        $      (0.64)
                                                 =============          ============           =============        ============

Dilutive:
      Continuing operations                      $        0.38          $       0.21           $        0.81       $       (0.35)*
      Discontinued operations                             0.00                  0.07                    0.00               (0.29)*
                                                 -------------          ------------           -------------        ------------
Dilutive earnings (loss) per share               $        0.38          $       0.28           $        0.81        $      (0.64)*
                                                 =============          ============           =============        ============

Shares Outstanding
     Basic                                               4,366                 4,245                   4,299               4,245
     Fully Diluted                                       5,036                 4,270                   4,799               4,245

* Does not reflect the effect of options and warrants since their impact is antidilutive.

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF CASH FLOW - Unaudited

                                                                                 9 Months Ended
                                                                     ------------------------------------
                                                                     June 30, 2002           July 1, 2001
                                                                     -------------           ------------
                                                                             (Dollars in Thousands)
Operating Activities
     Net Income (loss) from continuing operations                    $       3,909           $     (1,488)
     Adjustments to reconcile net income (loss)
         from continuing operations to
         net cash provided by operating activities:
     Depreciation and amortization .........                                    56                    789
     Additional paid-in-capital stock options                                    0                    378
     Minority Interest......................                                 2,209                 (1,087)

         Change in operating
         assets and liabilities:
                  Receivables  .............                                (5,914)                (3,821)
                  Inventories  .............                                  (703)                   376
                  Other  ...................                                (1,307)                  (631)
                  Accounts payable .........                                 2,437                    869
                  Accrued expenses .........                                    53                   (705)
                                                                     -------------           ------------
         Net cash from continuing operating activities                         740                 (5,320)

         Net income (loss) from discontinued
               operations...................                                     0                 (1,226)
                                                                     -------------           ------------
         Net cash from operating activities.                                   740                 (6,546)

Investing Activities
     Purchase of property and equipment                                       (305)                  (758)
     Proceeds from sale of conversion van business                               0                    303
     Other..................................                                  (392)                   (85)
                                                                     -------------           ------------
         Net cash from investing activities                                   (697)                  (540)

 Financing Activities
     Borrowings on credit agreements    ....                                     0                  7,110
     Payments on long-term debt         ....                                  (203)                  (852)
     Issuance of common stock...............                                   333                     --
                                                                     -------------           ------------
         Net cash from financing activities                                    130                  6,258

Increase (Decrease) in Cash and Cash
     Equivalents ...........................                                   173                   (828)
     Cash and cash equivalents at
        beginning of period.................                                   300                  1,294
                                                                     -------------           ------------
     Cash and cash equivalents at
        end of period.......................                         $         473           $        466
                                                                     =============           ============

NOTES TO FINANCIAL STATEMENTS

STARCRAFT CORPORATION

June 30, 2002



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

          In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three month and nine month periods June 30, 2002 and July 1, 2001. The results of operations for the nine months ended June 30, 2002 are not necessarily indicative of the results which may be expected for the year ending September 29, 2002.

Note 2. Inventories

          The  composition of inventories is as follows (dollars in thousands):

                                     June 30, 2002          September 30, 2001
                                     -------------          ------------------

          Raw Materials              $      5,284               $   4,582
          Work in Process                      --                      --
          Finished Goods                      340                     262
          Obsolescence Reserve               (285)                   (208)
                                     ------------               ----------

                                     $      5,339               $   4,636
                                     ============               =========

STARCRAFT CORPORATION

June 30, 2002


Note 3. Earnings Per Share

     The computation of basic and dilutive earnings (loss) per share follows (in thousands, except share and per share amounts):


                                                         3 Months                                     9 Months
                                            ---------------------------------           --------------------------------
                                            June 30, 2002        July 1, 2001           June 30, 2002       July 1, 2001
                                            -------------        ------------           -------------       ------------
Basic earnings (loss) per share
    Net income (loss) available
     to common stockholders                 $      1 ,937        $      1,214           $       3,909       $     (2,714)
                                            =============        ============           =============       ============
     Weighted average common
     shares outstanding                             4,366               4,245                   4,299              4,245
                                            =============        ============           =============       ============

Basic earnings (loss) per share             $        0.44        $       0.29           $        0.91       $      (0.64)
                                            =============        ============           =============       ============

Dilutive earnings (loss) per share

     Net income (loss) available
     to common stockholders                 $       1,937        $      1,214           $       3,909       $     (2,714)
                                            =============        ============           =============       ============

     Weighted average common
     shares outstanding                             4,366               4,245                   4,299              4,245
                                            =============        ============           =============       ============


     Add: Dilutive effects of
              assumed exercises:
                Incentive Stock Options               670                  25                     500                 (a)
                                            -------------        ------------           -------------       ------------

     Weighted average common
     and dilutive potential common
     shares outstanding                             5,036               4,270                   4,799              4,245
                                            =============        ============           =============       ============

Dilutive earnings (loss) per share          $        0.38        $       0.28           $        0.81       $      (0.64)
                                            =============        ============           =============      =============



(a) Calculation does not reflect the effect of the employee stock options and warrants outstanding since their effect is antidilutive

STARCRAFT CORPORATION

June 30, 2002

Note 4. Operating Segment Information

     The tables below present information about segments used by the chief operating decision maker of the Company for the three month and nine month periods ended June 30, 2002 and July 1, 2001. (Dollars in thousands)

                                                         3 Months                                    9 Months
                                            ------------------------------------       ---------------------------------

                                            June 30, 2002        July 1, 2001           June 30, 2002       July 1, 2001
                                            -------------        ------------           -------------       ------------
Net sales by geographic region:
         OEM automotive supply
           Domestic                         $      28,875        $     14,993           $      71,530       $     29,084
           Export                                      --                  --                      --                 --

         Conversion vehicle parts:
          Domestic                                    294                 552                   1,632              2,631
          Export                                      234                 705                     322              1,829
                                            ----------------     ------------           -------------       ------------
                                            $      29,403        $     16,250           $     73,484        $     33,544
                                            =============       =============           =============       ============


 Operating income (loss):*
         OEM automotive supply              $       1,662        $         705          $       3,922       $        (10)
         Conversion vehicle parts                    (193)                285                    (334)            (1,097)
                                            --------------       ------------           -------------       ------------
                                            $       1,469        $        990           $       3,588       $     (1,107)
                                            =============        ============           =============       ============

* Amounts are before general corporate expenses and after interest in income of subsidiary.

The following provides a reconciliation of segment information to consolidated information:

                                                         3 Months                                    9 Months
                                            ------------------------------------        --------------------------------

                                            June 30, 2002        July 1, 2001           June 30, 2002       July 1, 2001
                                            -------------        ------------           -------------       ------------
Operating income (loss)
     from continuing operations:            $       1,469        $        990           $       3,588       $     (1,107)
Non-operating expenses                                 (9)               (268)                   (179)              (697)
Federal and state income
     tax expense                                      (99)                  1                    (261)               (41)
Minority interest income (loss)                        --                  --                      --                (89)
Corporate income (expenses)                           576                 191                     761                268
                                            -------------        ------------           -------------       ------------
Net income (loss) from
     continuing operations:                 $       1,937        $        914           $       3,909       $     (1,488)
                                            =============        ============           =============       ============

                                            June 30, 2002    September 30, 2001
                                            -------------    ------------------
Total Assets:
     OEM automotive supply                  $      27,713       $   17,504
     Conversion vehicle parts                       3,036            4,506
                                            -------------       ----------
                                            $      30,749       $   22,010
                                            =============       ===========

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

STARCRAFT CORPORATION



                              RESULTS OF OPERATIONS
               Comparison of the three months ended June 30, 2002
                  (Third Quarter Fiscal Year 2002) to the three
                 months ended July 1, 2001 (Third Quarter Fiscal
                                   Year 2001)



Continuing Operations:

Net sales for the quarter ended June 30, 2002 increased $13.1 million to $29.4 million from $16.3 million for the quarter ended July 1, 2001. OEM Automotive Supply sales increased $13.9 million to $28.9 million from $15.0 million. All three OEM Supply plants were in production in the third quarter of fiscal 2002. In the third quarter of fiscal 2001, the largest plant was shutdown for a model changeover. Conversion Vehicle Parts sales declined $0.8 million to $0.5 million from $1.3 million.

Gross profit increased to $7.6 million (25.7% of sales) for the fiscal 2002 quarter from $3.6 million (22.0% of sales) for the fiscal 2001 quarter. The increase is attributable to the higher sales level in the OEM Automotive Supply segment.

Selling  and  promotion  expense was $0.5  million  for the fiscal 2002  quarter compared to $0.2 million for the fiscal 2001 quarter. The increase was attributed to the support of the higher level of sales. General and administrative expense was $3.5 million for the fiscal 2002 quarter compared to $2.2 million for the fiscal 2001 quarter. The increase was due to higher wages to support the higher sales level and increased costs related to new projects and increased capacity in the fiscal 2002 quarter.

Interest expense decreased to $133,000 on lower borrowings and lower interest rates. Minority interest income/(loss) reflects the results from the Company owning 50% of the OEM Automotive Supply segment. The Company does not have federal income tax expense at this time due to existing operation loss carry forwards generated from prior year losses that were fully reserved.



Discontinued Operations:

On May 25, 2001 the Company sold certain assets of its Conversion Vehicle business to Centurion Vehicles, Inc. On August 31, 2001 the Company sold certain assets of its Bus and Mobility Vehicle business to Forest River, Inc. These operations earned income of $0.3 million on sales of $12.5 million in the fiscal 2001 quarter. The results of operations of these businesses are recorded as discontinued operations.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS


STARCRAFT CORPORATION



                              RESULTS OF OPERATIONS
                Comparison of the nine months ended June 30, 2002
                  (Third Quarter Fiscal Year 2002) to the nine
                 months ended July 1, 2001 (Third Quarter Fiscal
                                   Year 2001)



Net sales for the nine months ended June 30, 2002 increased $40.0 million to $73.5 million from $33.5 million for fiscal 2001 period. OEM Automotive Supply sales increased $42.4 million to $71.5 million from $29.1 million. All three OEM Supply plants were in production in the 2002 nine month period. In the comparable 2001 nine month fiscal period the largest plant remained shut-down until March. Conversion Vehicle Parts Sales declined $2.4 million from $4.4 million in 2001 to $2.0 million for the first nine months of fiscal 2002.

Gross profit increased to $18.4 million (25.0% of sales) for the fiscal 2002 period from $6.7 million (19.9% of sales) for the comparable fiscal 2001 period. The increase is attributable to the higher sales level in the OEM Automotive Supply Segment.

Selling and Promotion expense was $1.4 million for the nine month fiscal 2002 period compared to $0.8 million for the fiscal 2001 period. The increase was attributed to the support of the higher level of sales. General and administrative expense was $9.2 million for the fiscal 2002 period compared to $6.7 million for the comparable 2001 period. The increase was due to higher wages to support higher sales level and increased costs related to new projects and increased capacity in 2002.

Interest expense decreased $0.5 million to $0.4 million, reflecting lower borrowing levels and interest rates. Minority interest income/(loss) reflects the results from the Company owning 50% of the OEM Automotive Supply segment. The Company does not have federal income tax expense due to existing operating loss carry forwards generated from prior year losses that were fully reserved.




Discontinued Operations:

On May 25, 2001 the Company sold certain assets of its Conversion Vehicle business to Centurion Vehicles, Inc. On August 31, 2001 the Company sold certain assets of its Bus and Mobility Vehicle business to Forest River, Inc. These operations incurred losses of $1.2 million on sales of $37.1 million in the first nine months of fiscal 2001. The results of operations of these businesses are recorded as discontinued operations.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


STARCRAFT CORPORATION


SEASONALITY AND TRENDS

The Company's OEM automotive supply business sales and profits are dependent on the automotive markets in the United States. The business is influenced by a number of factors including OEM plant shutdowns, model year changeovers, general economic conditions and unemployment levels in the United States, atypical weather for any sales region, interest rates, gasoline prices, and OEM programs affecting price and supply. The OEM automotive supply segment is dependent upon long-term contract business. The business' current contracts expire at various times through 2006.

The Company intends to focus on its OEM automotive supply and conversion vehicle parts businesses and expects to be profitable in 2002 and 2003. If future actual results fail to meet management's plan, additional losses could occur.


LIQUIDITY AND CAPITAL RESOURCES

Funds  available  from  operations  and under  the  Company's  revolving  credit
agreements  were  adequate  to  finance   operations  and  provide  for  capital
expenditures during the nine months ended June 30, 2002.

Continuing operations provided $0.7 million of cash in the first nine months of fiscal 2002 compared to consuming $6.5 million in the fiscal 2001 period. Trade receivables at June 30, 2002 were $6.3 million higher than September 30, 2001 due to the higher OEM automotive sales volume.

The Company spent $0.3 million on capital expenditures during the nine months ended June 30, 2002. As of June 30, 2002 bank debt was $8.7 million.

On December 20, 2000 the Company and its subsidiary, Tecstar, amended their credit agreements with their primary lending institution. The amended agreements increased the maximum amount of the combined loans from $14 million to $22 million, and extended the terms of the revolving advances to December 2005 for the Company, and November 2004 for Tecstar. The amendments allowed Tecstar to advance funds and distribute earnings to the Company if certain conditions were met, and expand the borrowing base against which Tecstar could receive advances under the revolver. A portion of the Company's loan was guaranteed by two individuals, both of whom are currently directors and one of whom is an officer of the Company. All other significant terms of the original agreements were not changed.

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

The Company paid off the term loan portion of its credit agreement in September 2001, and agreed to pay off any revolving advances outstanding at December 31, 2001 instead of December 2005. On December 4, 2001, the lending institution granted the Company an extension of time to repay the outstanding advances to June 30, 2002.

On February 13, 2002, Tecstar replaced its $10 million credit facility with a similar facility provided by a new bank lender. The facility contains terms and covenants similar to the prior facility and expires on April 1, 2004. In April, 2002, the facility was increased from $10 million to $15 million.

On June 28, 2002, the Company replaced its expiring $2 million facility with a similar facility provided by a new bank lender. The facility contains terms and covenants similar to the prior facility and expires on April 1, 2004. The Company's credit facility is guaranteed by two individuals, both of whom are currently directors and one of whom is an officer of the Company.

The two new credit agreements described above are provided by the same bank and are subject to various covenants with which the Company and Tecstar are in compliance as of June 30, 2002. The total amount of these two commitments is $17 million.

At June 30, 2002, the balance sheet reflected $0.4 million of trade debt remaining from the sale of the conversion vehicle business. The Company is paying off these obligations in amounts satisfactory to its vendors over the next two fiscal quarters. The Company believes that future cash flows from operations and funds available under its revolving credit agreements will be sufficient to satisfy its anticipated operating needs and capital improvements for 2002 and 2003.

The Company believes that its growth objectives over the next few years can be accomplished with minimal capital investment and that its internal resources and existing or refinanced credit facilities will provide sufficient liquidity for such purposes.

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

PART II          OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) No reports on Form 8-K were filed by the registrant for the Period covered by this report.

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







                                            STARCRAFT CORPORATION
                                            ---------------------
                                                 (Registrant)



August 7, 2002                              By: /s/ Timothy L. Burke
                                                -----------------------
                                                Timothy L. Burke
                                                Chief Financial Officer

                                  CERTIFICATION


     By signing below, each of the undersigned officers hereby certifies that, to his or her knowledge, (i) this report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Starcraft Corporation.

          Signed this 7th day of August, 2002.


/s/ Kelly L. Rose                        /s/ Timothy L. Burke
--------------------------               --------------------
Kelly L. Rose                            Timothy L. Burke
Chairman, President & CEO                Chief Financial Officer