Form 10-K
period 2002-09-29
STARCRAFT CORP /IN/
filed 2002-12-24
CIK 906473

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20547

                                    FORM 10-K

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 29, 2002.

                                       or

[  ]      Transition  report  pursuant to Section 13 or 15(d) of the  Securities
          Exchange    Act   of   1934   for   the    transition    period   from
          _________________________ to _______________________.

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


        Registrant's telephone number including area code: (574) 533-1105


           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
                          Common Share Purchase Rights
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the issuer's voting stock held by non-affiliates, as of December 19, 2002, was $22,366,886.

The number of shares of the Registrant's Common stock, without par value, outstanding as of December 19, 2002, was 4,484,059 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE

The Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Shareholders to be held February 4, 2003, is incorporated herein by reference in response to portions of Part III of this report.

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

                                     PART IV

Item 14. Controls and Procedures

Item 15. Exhibits, Financial Statement Schedules, and Reports on form 8-K.

                  Signatures

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Starcraft Corporation (the "Company"), an Indiana corporation founded in 1990, is a second-stage manufacturer of motor vehicles (primarily pick-up trucks and sport utility vehicles). The business is comprised of two segments: An original equipment manufacturer ("OEM automotive supply") and an after-market automotive parts and products ("automotive parts and products"). The OEM automotive supply segment provides and installs upfit appearance items on vehicles provided by and returned to Original Equipment Manufacturers ("OEMs"). Automotive parts and products are sold to wholesale and retail customers to customize their vehicles.


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

In July 1994, the Company acquired substantially all of the assets of Imperial Industries, Inc., another conversion vehicle manufacturer. In February 1997, the Company purchased the assets of National Mobility Corporation in Elkhart, Indiana, a manufacturer of vehicles for the mobility impaired. In October 1997, the Company started an OEM automotive supply business with a partner. The primary purpose of this business is to provide final exterior assembly on sport utility vehicles and pickup trucks directly to the OEM automobile manufacturers. In February 1998, the Company started manufacturing and marketing commercial shuttle buses. In May 2001, the Company sold its unprofitable van conversion business. In August 2001, the Company sold its bus and mobility business. The results of these two businesses are recorded in the Company's financial statements as discontinued operations.

The Company became a public company in July 1993 and its shares are currently trading on the Nasdaq Small Cap Market under the ticker symbol "STCR."

SEGMENTS

The following table sets forth for the three years ended September 29, 2002, the net sales and operating income for the Company's operating segments, in thousands,

                                                                              Net Sales
                                                     ------------------------------------------------------

                                                         2002                   2001               2000
                                                         ----                   ----               ----

         OEM automotive supply                       $    102,058            $   43,694          $ 73,162
         Automotive parts and products                      2,626                 5,240             2,153
                                                      -----------          ------------          --------
                     Total                           $    104,684            $   48,934          $ 75,315
                                                     ============            ==========          ========



                                                                      Operating Segment Income
                                                     -----------------------------------------------------
                                                         2002                   2001               2000
                                                         ----                   ----               ----

         OEM automotive supply                       $      4,747            $      347          $  5,467
         Automotive parts and products                        133                   981                44
                                                     ------------            ----------          --------
                     Total                           $      4,880            $    1,328          $  5,511
                                                     ============            ==========          =========


The following provides a reconciliation of segment information to consolidated information.

                                                         2002                   2001                2000
                                                         ----                   ----                ----

         Operating segment income                    $      4,880            $    1,328          $  5,511
         Nonoperating expense                                (219)                 (254)             (782)
         Income tax expense                                  (388)                  (26)             (379)
         Unallocated corporate expenses                    (1,310)                 (546)             (169)
                                                     ------------            -------------       --------
              Income from
                 continuing operations               $      2,963            $      502          $  4,181
                                                     ============            ==========          ========

OEM Automotive Supply

In 1998, the Company started a new operation with a partner to supply conversion vehicle type products directly to OEM automotive customers as a Tier 1 automotive supplier. In 2002, the Company invested in a similar operation in Oshawa, Ontario, Canada with the same partner. The Company currently owns 50% of these enterprises, which are collectively referred to as "Tecstar". All of Tecstar's OEM automotive supply sales in 2002, 2001 and 2000 were to General Motors Corporation ("GM") and its subsidiaries.

Tecstar's strategy is to provide OEM's with faster time to market, less costly, high quality exterior appearance packages. At September 29, 2002, Tecstar operated three manufacturing facilities in close proximity to the OEM vehicle assembly plants. A fourth plant located in Oshawa, Ontario, Canada is scheduled to begin operation during the first fiscal quarter of 2003. Each facility is QS 9001 registered. Tecstar also operates a parts distribution operation supplying parts for the H2 Hummer to OEM dealers.

Tecstar receives vehicle chassis from the OEM and adds certain appearance items such as ground effects, wheels and badging. Chassis are provided by the OEM on a drop-ship basis and are not included in the sales of the Company. After completing the final appearance assembly work, the vehicles are placed back into the normal OEM distribution stream. The vehicles carry the full OEM warranty and are marketed directly by the OEM through its dealerships. Tecstar engineers and validates the products to OEM standards. Programs range from two to five years and are backed by contractual agreements with the OEM. Tecstar provides a limited warranty of its products to the OEM, which is substantially the same as the OEM warranty provided to the OEM's retail customers.

The major domestic market for Tecstar's products is highly competitive. Competition is based primarily on price, product engineering and performance, technology, quality and overall customer service, with the relative importance of such factors varying among products. Tecstar's global competitors include a large number of other well-established independent manufacturers.

The Company's OEM automotive supply sales are directly impacted by the size of the automotive industry and GM's market share. Further, GM periodically reduces production or closes plants for several months for model changeovers. During the fourth quarter of fiscal year 2000 and continuing into the second quarter of fiscal 2001, one of the Company's manufacturing facilities was substantially shut down as a result of a GM vehicle model changeover. This adversely affected the Company's 2000 and 2001 financial results. The facility was back in production in the third quarter of fiscal 2001. Accordingly, a decline in sales in the automotive market or in GM's automotive sales, or production cutbacks and plant shut downs for model changeovers by GM, could have an adverse impact on the Company's sales and profits. Sales of the automotive supply segment are subject to long-term contracts with GM. Continued sales and growth of this segment is subject to the Company's ability to continue to satisfactorily perform and to obtain such contracts over time.

At September 29, 2002, Tecstar's backlog of firm orders was $3.6 million compared with a backlog of $6.2 million at September 30, 2001. The decrease in backlog is primarily due to a higher than normal backlog in 2001 attributed to the extended shutdown of the Texas facility in 2001. Tecstar utilizes an independent manufacturer representative to market and sell its services.

Automotive parts and products

The Company purchases for resale and manufactures conversion vehicle parts for a variety of cars, conversion vans, pick-up trucks and sport utility vehicles
(SUVs). The Company also purchases and resells seats, carpeting, electronics, ground effects and other items that enhance passenger comfort and safety. Automotive parts and products are sold directly to vehicle owners and through OEM automobile dealers and automotive repair shops. The Company sells these products primarily in North America, but also exports to Northern Europe and Asia.

Sales by the automotive parts and products segment declined in 2002, primarily due to the sale of the Company's conversion vehicle business in 2001 and an overall decline in the domestic conversion vehicle industry over the last several years. A primary factor for this decline is the increased popularity of SUVs and pickup trucks. However, over one million conversion vehicles have been manufactured over the last several years and a substantial number are still in use. During the life of the conversion vehicle, many conversion components, including exterior ground effects, wheels, seating, electronics, carpet and wood trim are replaced. Based on this information, the Company believes an opportunity exists to grow this segment of its automotive parts and products business. However, because of the overall decline of the conversion van market, and to offset any potential decline in sales of conversion vehicle parts, the Company is broadening its product lines offered to customers. One of the segments offering significant opportunity is in the sale of vehicle parts to the youth market. This market is the fastest growing segment of the domestic parts sales, accounting for over $18 billion in 2001. The Company believes its Midwest location and its strong brand name will provide a platform for growth. However, high gasoline prices, a slowing economy, and/or higher interest rates may negatively impact the growth of this business segment.

The Company also purchases conversion kits in the United States and ships the kits to a vendor in Mexico. The kits are installed on van chassis and then sold to approximately 20 automobile dealers throughout Mexico. The Company started its conversion business kit assembly in Mexico in the fourth quarter of 2000 as part of a strategy to expand its conversion vehicle business into Central and South America. The Company does not believe it has any significant competition in this market. Sales may be negatively impacted by the Mexican economy, a disruption in the supply of kits and the availability of OEM chassis.

During fiscal 2002, the Company also developed and started production of custom built, high quality cargo trailers. The Company's target markets are to affluent hobbyists that own vintage cars and motorcycle owners wishing to transport their vehicles. Sales to trade show vendors and concessionaires are also a potential market segment. Growth of this business unit has not met expectations and management continues to evaluate the further development of this business.

At September 29, 2002, the Company had a backlog of $158 compared with a backlog of $180 at September 30, 2001. The backlog declined from prior year levels, primarily due to the sale of the conversion van division in 2001 and a decline in international orders. The Company considers such backlog orders to be reasonably firm. All of the Company's products are subject to seasonal sales influences and sales tend to be stronger during March through October.

In conjunction with the sale of the conversion vehicle business, the Company may be obligated to repurchase certain obsolete inventory. Further, the Company has indemnified the purchaser of the bus and mobility business if warranty expenses exceed amounts assumed by the purchaser. The Company believes it had recorded adequate reserves at September 29, 2002. However, there is no assurance that these reserves will be sufficient to offset actual obligations assumed under these agreements.

Competition in the automotive parts and products segment is very strong. The Company competes with conversion vehicle manufacturers and other automotive parts suppliers. There is no assurance that the Company will be able to retain its current customers or add new customers in the future.

PATENTS AND TRADEMARKS

Trademarks. The Company's predecessor manufactured boats, motor homes and other recreational vehicles under the name "Starcraft." The boat manufacturing business was sold by the Predecessor to Brunswick Corporation in 1988 which subsequently sold the business. The Company initially acquired the recreational vehicle business in the Predecessor's 1991 reorganization proceeding, but immediately sold it to an RV company. The Predecessor's Canadian conversion business was acquired by a Canadian firm. A corporation in the boating industry has independently registered and owns the "Starcraft" and related trademarks for use with boats and marine products and thus the Company has no control over the quality of boats produced and sold under the "Starcraft" mark. The Company retains ownership of "Starcraft" and related registered marks for use with automotive, recreational vehicle products, conversion vans, shuttle buses and mobility vans. It licenses the use of the "Starcraft" brand to owners of the Predecessor's RV business, as well as the purchasers of its conversion and bus and mobility businesses. While it has some control over the quality of its licensees' products, it does not control all aspects of their businesses. The agreement for the sale of the Company's conversion vehicle business requires the purchaser to pay royalties of $100 for each conversion vehicle unit sold for the five years beginning April 2002. These royalties may be offset by obsolete inventory, that could be returned to the Company, which was given to the purchaser at the time of the sale.

MANUFACTURING

OEM automotive supplier segment manufacturing facilities have been established in Louisiana, Texas and New Jersey in the United States and in Oshawa, Ontario, Canada. All facilities are located near GM assembly plants. Tecstar also has a engineering and a parts distribution operation outside of Detroit, Michigan. Most automotive parts and products are purchased for resale. Certain wood parts are manufactured at the Company's Goshen, Indiana facility.

All components for the OEM automotive supply segment are purchased from outside suppliers. The primary raw material used in the components is plastic that the Company believes is readily available from several sources. One of Tecstar's primary plastics vendors has recently experienced some financial difficulties. To date, no supply problems have been encountered. However, to mitigate any potential supply disruptions, Tecstar has established relationships with additional suppliers. The primary components for automotive parts and products are also purchased from outside suppliers. The principal raw materials used in the manufacturing process are fabric and plywood. The Company's products are generally produced to firm orders and are designed and engineered by the Company. However, from time to time the Company may experience delays in delivery of certain components or materials from suppliers.

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

Federal Motor Vehicle Safety Standards are promulgated by the NHTSA. Many of the Company's components are affected by these standards. The Company engages various testing companies, which also performs testing for NHTSA, to test the Company's components. The Company's components subject to these standards were determined to meet or exceed them. Promulgation of additional safety standards in the future could require the Company to incur additional testing and engineering expenses which could adversely affect the Company's results of operations. NHTSA can require automotive manufacturers to recall products. The Company has not experienced any material recalls.

The Company's international sales are subject to foreign tariffs and taxes, changes in which are difficult to predict and which can adversely affect sales. Starcraft's products must also comply with government safety standards imposed in its foreign markets.

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

EMPLOYEES

As of September 29, 2002, the Company employed 232 people. Of these, 167 were production line associates and 65 were salaried sales, engineering and administrative staff. During peak production periods, the Company may increase its work force. Historically, the available labor force has been adequate to meet such periodic requirements. The Company considers its relationships with its personnel to be satisfactory.

ITEM 2.  PROPERTIES

The following table summarizes the Company's properties as of September 29, 2002:


                                          Size of         Owned or
    Location                             Facility         Leased             Type of Operation


    Goshen, Indiana                        5,000 s.f.      Leased            Executive and Administrative
                                                                             Offices

    Goshen, Indiana                       10,000 s.f.      Owned             Parts warehouse, Offices and
                                                                             Manufacturing, Automotive Parts
                                                                             and Products Segment

    Shreveport, Louisiana                 38,000 s.f.      Leased            Manufacturing and Assembly, OEM
                                                                             Automotive Supply Segment

    Grand Prairie, Texas                 100,000 s.f.      Leased            OEM Automotive Supply Segment;
                                                                             Vacant, Moved to a Larger
                                                                             Facility in Haslett, Texas

    Haslett, Texas                       200,000 s.f.      Leased            Manufacturing and Assembly, OEM
                                                                             Automotive Supply Segment


    Bridgewater, NJ                       38,000 s.f.      Leased            Manufacturing and Assembly, OEM
                                                                             Automotive Supply Segment

    Madison Heights, MI                   40,000 s.f.      Leased            Offices, Engineering and Production Development,
                                                                             OEM Automotive Supply Segment

    Warren, MI                            25,000 s.f.      Leased            Parts Warehouse and Offices,
                                                                             OEM Automotive Supply Segment

    Oshawa, Ont., Canada                  79,000 s.f.      Leased            Manufacturing and Assembly, OEM
                                                                             Automotive Supply Segment

The Shreveport lease has a term parallel to the length of the vehicle contracts for the plant. The New Jersey facility is leased on a month-to-month basis pending resolution of a local zoning issue. The Michigan leases have a five-year term. The Haslett lease has a ten-year term, with a buyout option after five years. The Grand Prairie facility is currently vacant; the Company relocated the Grand Prairie operation to a larger facility in Haslett, Texas to accommodate increased demand. The Oshawa lease has a ten-year term.

ITEM 3.  LEGAL PROCEEDINGS

The Company does not anticipate that any pending legal proceeding to which it is party will have any material adverse effect on its financial conditions or results of operations. The Company maintains product liability insurance which it currently considers adequate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock is quoted on the Nasdaq Stock Market, Inc. ("Nasdaq"). As of December 19, 2002, there were 61 shareholders of record of Starcraft's Common Stock.

On May 25, 2001, the Company was delisted from the Nasdaq Small Cap Market as it no longer met the minimum tangible asset or profitability levels for continued inclusion in the Small Cap Market. On September 18, 2002, the Company's stock was relisted on Nasdaq Small Cap Market as it once again met the listing requirements.

The following table sets forth the high and low closing prices per share of Common Stock for the quarters ended as quoted on the Nasdaq.


       Quarter Ended
                                     High                  Low

       December 31, 2000           $3.750                $1.750

       April 1, 2001                2.500                 1.125

       July 31, 2001                2.000                 1.030

       September 30, 2001           3.000                 1.120

       December 30, 2001            4.200                 2.250

       March 31, 2002               5.100                 3.800

       June 30, 2002                6.200                 3.650

       September 29, 2002           7.850                 4.850


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


SHAREHOLDER RIGHTS PLAN

In August 1997, the Company adopted a Shareholders Rights Plan issuing one right for each outstanding share of common stock. Each right entitles the registered holder to purchase from the Company one share of common stock at $15 per share, subject to adjustment. The rights become exercisable if a person or group (other than certain related persons) acquires or announces a tender offer for prescribed percentages of the Company's shares or is declared an "adverse person" by the Company's Board of Directors. In these events, each right holder may purchase shares with a value equal to twice the exercise price. Furthermore, if the Company engages in certain mergers or similar business combinations a right holder may purchase shares of the acquiring company with a value of two times the purchase price of the right. The rights expire on August 12, 2007.

ITEM 6.  SELECTED FINANCIAL DATA

(dollars in thousand, except per share data)                              Year Ended
---------------------------------------------------------------------------------------------------------------------

Income Statement Data                     Sept. 29,       Sept. 30,        Oct. 1,        Oct. 3,     Sept. 27, 1998
                                             2002           2001             2000           1999
---------------------------------------------------------------------------------------------------------------------

Net Sales:
     Domestic                             $ 104,422       $  48,647       $ 75,176        $ 36,102       $  3,166
     Export                                     262             287            139             281            277
         Total Net Sales                    104,684          48,934         75,315          36,383          3,443

Cost of Goods Sold                           79,416          38,184         56,719          28,105          3,216
Gross Profit                                 25,268          10,750         18,596           8,278            227
Operating Expenses                           15,515           9,898          8,336           4,444          1,030
Compensation Expense From Warrant
     and Option  Redemption                   2,096              --             --              --             --
Operating Income (Loss)                       7,657             852         10,260           3,834           (803)

Interest Expense                               (476)           (547)          (864)           (719)          (498)
Other Income, Net                               257             293             82             115            100

Income (Loss) Before
Minority Interest                             7,438             598          9,478           3,230         (1,201)
and Income Taxes

Minority Interest                             4,087             (70)        (4,918)         (2,448)            --

Income Tax Expense (Credit)                     388              26            379             (21)           (44)

Income (Loss) from
    Continuing Operations                     2,963             502          4,181             803         (1,157)

Loss from Discontinued Operations                ---         (3,679)        (8,528)           (281)        (5,602)

Net Income (Loss)                         $   2,963       $  (3,177)      $ (4,347)       $    522       $ (6,759)

Weighted Average Common
Shares Outstanding                            4,327           4,245          4,214           4,159          4,134


Earnings (Loss) Per Share                 $     .68       $    (.75)      $  (1.03)       $    .13       $  (1.63)

Earnings (Loss) Per Share                       .58            (.75)         (1.03)            .12          (1.63)
      Assuming Dilution

Balance Sheet Data
-----------------------------------------------------------------------------------------------------------------

Working Capital                           $   9,066       $   2,040       $  2,165        $ 10,192       $  5,402
Total Assets                                 39,092          22,010         34,994          43,781         29,015
Long-term Debt                               12,704           8,092          9,957          13,506         10,777
Shareholders' Equity (Deficit)                  331          (2,703)            77           4,186          3,536
Book Value per Share                            .08            (.64)           .02            1.00            .86


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The consolidated statements of income summarize operating results for the last three years. This section of Management's Discussion highlights the main factors affecting the changes in operating results during the three-year period.

2002 VERSUS 2001
(Dollars in Thousands)                                                                            2001 to
                                                                                                   2002
                                                       2002                      2001             Change
                                            --------------------------------------------------------------------------------
Net sales                                   $ 104,684       100.0%     $ 48,934      100.0%       113.9%
Cost of goods sold                             79,416        75.9%       38,184       78.0%       108.0%
Gross profit                                   25,268        24.1%       10,750       22.0%       135.1%
Selling and promotion expenses                  2,014         1.9%        1,209        2.5%        66.6%
General and administrative expenses            13,501        12.9%        8,689       17.8%        55.4%
Compensation expense from redemption
    of warrants and options                     2,096         2.0%           --         --%          --%
Operating income                                7,657         7.3%          852        1.7%       798.7%
Interest expense                                 (476)        (.4%)        (547)      (1.1%)      (13.0%)
Other income                                      257          .2%          293         .6%       (12.3%)
Income before income taxes
     and minority interest                      7,438         7.1%          598        1.2%     1,143.8%
Minority interest                               4,087         3.9%          (70)       (.2%)         --%
Income tax expense                                388         0.4%           26         --           --%

Income from continuing operations           $   2,963         2.8%      $    502       1.0%       490.2%

Continuing Operations:

Net sales increased $55.8 million and 113.9% to $104.7 million in 2002.

The OEM automotive supply segment sales increased $58.4 million in 2002, primarily due to an increase in demand for its products from its OEM customer and operation of all of its facilities in 2002. In fiscal 2001, revenues were adversely affected due to an extended shutdown of the Company's Texas facility for the first half of fiscal 2001. Conversion vehicle parts sales declined $2.6 million to $2.6 million in 2002, primarily due to the sale of the conversion van business and lower international sales.

The OEM automotive supply sales generated $14.5 million more gross profit in 2002 compared to 2001. Gross profit from automotive parts and products increased slightly in 2002 compared to 2001.

In 2002, the Company reached agreement to redeem and cancel 360,000 warrants and 500,000 options to purchase shares of common stock, previously issued to two individuals, both of whom are directors and one of whom is an officer of the Company, as incentive for their partial guarantee of the Company's debt. The total cost of the redemption was $2.5 million. Of this amount, the Company incurred a one-time expense of $2.1 million in 2002. Previously, in 2001, the Company recorded $0.4 million of compensation expense for stock options issued in December 2000.

Selling expenses increased $0.8 million and general and administrative expenses increased $4.8 million primarily due to higher product demand and expansion of the business in Texas and Canada.

Minority interest results from the Company owning only 50% of the OEM automotive supply business. Tax expense for 2002 and 2001 is comprised of state income taxes. The Company did not record any federal income tax expense in 2002 and 2001 due to net operating loss tax carry forwards generated from losses in prior years and the reduction in the valuation allowance for deferred tax assets.

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued


Discontinued Operations:

The conversion vehicle and bus and mobility vehicle businesses were discontinued in 2001 and reported losses of $3.7 million for 2001. The conversion vehicle segment was sold in May 2001 and the bus and mobility businesses were sold in August 2001. The loss for 2001 includes a gain on the sale of the bus and mobility business of $0.4 million, including a gain of $0.3 million from the early extinguishments of term debt. No material gain or loss was recognized from the sale of the conversion vehicle segment.


2002 VERSUS 2001
(Dollars in Thousands)                                                                            2000 to
                                                                                                   2001
                                                       2001                      2000             Change
                                            --------------------------------------------------------------------------------
Net sales                                   $  48,934       100.0%     $ 75,315      100.0%       (35.0%)
Cost of goods sold                             38,184        78.0%       56,719       75.3%       (32.7%)
Gross profit                                   10,750        22.0%       18,596       24.7%       (42.2%)
Selling and promotion expenses                  1,209         2.5%          927        1.2%        30.4%
General and administrative expenses             8,689        17.8%        7,409        9.9%        17.3%
Operating income                                  852         1.7%       10,260       13.6%       (91.7%)
Interest expense                                 (547)       (1.1%)        (864)      (1.1%)      (36.7%)
Other income                                      293          .6%           82         .1%       257.3%
Income before income taxes
    and minority interest                         598         1.2%        9,478       12.6%       (93.7%)
Minority interest                                 (70)        (.2%)      (4,918)      (6.5%)      (98.6%)
Income tax expense                                 26          --           379         .5%       (93.1%)

Income from continuing operations           $     502         1.0%     $  4,181        5.6%       (88.0%)

Continuing Operations:

Net sales decreased $26.4 million and 35.0% to $48.9 million in 2001.

The OEM automotive supply segment sales decreased $29.4 million in 2001 due to an extended shutdown of the Company's Texas facility for the first half of fiscal 2001. In addition, the slowdown in the economy and the decline in demand in the automotive industry had an unfavorable impact on OEM automotive supply sales. Conversion vehicle parts sales increased $3.0 million to $5.2 million in 2001 due to the start-up of the Company's conversion kit business and higher international sales.

The OEM automotive supply sales generated $8.3 million less gross profit in 2001. Gross profit from conversion vehicle parts sales increased $0.4 million.

Selling expenses increased $0.3 million and general and administrative expenses increased $1.3 million primarily to support the additional OEM automotive supply plant.

Interest expense decreased $0.3 million due to lower interest rates and lower borrowing levels required to support lower sales levels. Minority interest results from the Company owning only 50% of the OEM automotive supply business. Tax expense for 2001 and 2000 is comprised of state income taxes. The Company did not record any federal income tax expense in 2001 and 2000 due to existing net operating loss tax carry forwards generated from losses in prior years and the reduction in the valuation allowance for deferred tax assets.

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued


Discontinued Operations:

The conversion vehicle and bus and mobility vehicle businesses were discontinued in 2001 and reported losses of $3.7 million and $8.5 million for 2001 and 2000, respectively. The conversion vehicle segment was sold in May 2001 and the bus and mobility businesses were sold in August 2001. The loss for 2001 includes a net of a gain on the sale of the bus and mobility business of $0.4 million, including a gain of $0.3 million from the early extinguishments of term debt. No material gain or loss was recognized upon the sale of the conversion vehicle segment.

SEASONALITY AND TRENDS

The Company's OEM automotive supply business sales and profits are dependent on the automotive markets, primarily located in North America. The business may be influenced by a number of factors including OEM programs affecting price and supply, interest rates, gasoline prices, atypical weather for any sales region OEM plant shutdowns and model year changeovers. The OEM automotive supply segment is dependent upon long-term contracts.

In 1997 the Company began a plan to diversify its product base and target markets as it acquired National Mobility Corporation. In 1998 the Company continued to pursue diversification strategy with the introduction of the shuttle bus product and the start-up of the OEM automotive supply business. The Company planned to continue to develop these new products and to increase its product offerings in the vehicle conversion commercial market.

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

The Company intends to continue to focus on its OEM automotive supply business and automotive parts and products businesses and expects these segments to continue to be profitable in 2003 and beyond.

REDEMPTION OF WARRANTS AND OPTIONS

On September 25, 2002, the Company reached an agreement to redeem and cancel 360,000 outstanding warrants and 500,000 stock options previously issued to two individuals, both of whom are directors and one of whom is an officer of the Company, as incentive for their partial guarantee of certain of the Company's debt. The total cost of the redemption was $2.5 million. Of this amount, the Company recorded $2.1 million of compensation expense in fiscal 2002; in fiscal 2001, the Company had recorded $0.4 million of compensation expense for stock options issued in December 2000.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities consumed $0.7 million in cash in 2002 compared to consuming $6.7 million in cash in 2001. Cash was used as receivables increased $11.0 million in 2002 primarily due to the increase in sales in the OEM automotive supply segment.

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - Continued


The Company  invested  $2.9  million in property and  equipment  during the year
primarily   attributed  to  growth  of  the  OEM  automotive   supply  business,
particularly its expansion in Texas and start-up of operations in Canada.

In December 2000, the Company and its subsidiary, Tecstar, each had credit agreements with their primary lending institution in a combined amount of $22 million, which consisted of term loans and revolving credit facilities. A portion of the Company's bank debt was guaranteed by two individuals, both of whom are currently directors and one of whom is an officer of the Company. In September 2001, in conjunction with the sale of the Company's bus and mobility business, the term loans were repaid. In addition, the Company agreed to repay any outstanding revolving advances credit advances from the lender by December 31, 2001. On December 5, 2001, the lending institution granted an extension of time to June 30, 2002 for the Company and Tecstar to find alternative financing. At September 30, 2001, the Company and Tecstar had $814 and $8,092,
respectively,   of  outstanding   borrowings  under  their   respective   credit
facilities.

In February 2002, Tecstar entered into a $10 million revolving credit agreement with a new lending institution, which matures on April 1, 2004. In May 2002, the facility was amended to increase the size of the facility to accommodate growth in Tecstar's business. Advances under the amended agreement are limited to a specified percentage of eligible receivables and inventories, subject to a maximum of $15 million. At September 29, 2002, Tecstar had $11.3 million of outstanding advances under its revolving facility. The advances bear interest subject to a margin table with ranges of 1/2% below the prime rate to 1/2% above the prime rate, dependent upon Tecstar's tangible net worth. The borrowings are collateralized by substantially all of Tecstar's assets. This facility is subject to various loan covenants with which Tecstar is in compliance as of September 29, 2002.

In June 2002, the Company entered into a $2 million revolving credit agreement, which matures on April 1, 2004, with the same lending institution that provided Tecstar's new credit facility. At September 29, 2002, the Company had $1.4 million of outstanding borrowings under its revolving credit facility. Advances under the revolving credit agreement bear interest at a rate of 1% over the prime rate and are collateralized by substantially all of the Company's assets. In addition, a portion of the credit facility is guaranteed by two individuals, both of whom are directors and one of whom is an officer of the Company. The facility is subject to various loan covenants with which the Company is in compliance as of September 29, 2002.

The Company believes that future cash flows from operations and funds available under its revolving credit agreement, and refinanced credit facilities will be sufficient to satisfy its anticipated operating needs and capital requirements for 2003. The Company also believes that its objectives for growth over the next few years can be accomplished with minimal capital investment and that its internal resources and existing or refinanced credit facilities will provide sufficient liquidity for such purposes.

DISCUSSION OF FORWARD-LOOKING INFORMATION

The discussion above includes forward-looking statements respecting domestic and international market and economic trends, the Company's products and marketing plans, anticipated capital expenditures, the adequacy of capital resources and other matters. From time to time, the Company may make oral or written forward-looking statements regarding its anticipated sales, costs, expenses, earnings and matters affecting its condition and operations. All such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained therein to be materially inaccurate. Such factors include, without limitation, the following:

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

Reduced gasoline availability could adversely affect the demand for the Company's products. A significant increase in the price of gasoline could reduce demand for the Company's products because it would increase the cost of operating these products. Because many consumers finance their purchase of vehicle conversions, the availability of financing and level of interest rates can affect a consumer's purchasing decision. A decline in general economic conditions or consumer confidence can be expected to affect the Company's and Tecstar's sales adversely.

OEM Automotive Supply Segment. All of the Company's OEM automotive supply sales in 2002, 2001 and 2000 were to GM. The Company's OEM automotive supply sales are directly impacted by the size of the automotive industry and GM's market share. Further, GM periodically reduces production or closes plants for several months for model changeovers. During the fourth quarter of fiscal year 2000 and continuing into the second quarter of fiscal 2001, one of the Company's manufacturing facilities was substantially shut down as a result of GM's model changeover. This adversely affected the Company's fiscal 2000 and 2001 results. A decline in sales in the automotive market or in GM's automotive sales, or production cutbacks and plant shut downs for model changeovers by GM, could have an adverse impact on the Company's sales and profits. Sales of the OEM automotive supply segment are subject to long-term contracts with GM. Continued sales and growth of this segment is subject to the Company's ability to continue to satisfactorily perform and to obtain such contracts over time.

Regulation. The Company is subject to various foreign, federal, state and local regulations. The Company must comply with certain Federal and state regulations relating to the disposition of hazardous wastes generated in its production processes. The Company's failure to comply with applicable regulations or changes in current regulations, including the adoption of new safety or environmental standards, could have a material adverse effect on the Company's results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                     STARCRAFT CORPORATION AND SUBSIDIARIES

                                 Goshen, Indiana

                        CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2002, September 30, 2001 and October 1, 2000


                                    CONTENTS





REPORT OF INDEPENDENT AUDITORS .........................................    1


FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS .......................................    2

     CONSOLIDATED STATEMENTS OF INCOME..................................    4

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ...................    5

     CONSOLIDATED STATEMENTS OF CASH FLOWS .............................    6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ........................    7

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 29, 2002 and September 30, 2001
--------------------------------------------------------------------------------

                                                                        2002            2001
                                                                        ----            ----
                                                                      (dollars in thousands)
ASSETS
Current assets
     Cash and cash equivalents                                     $        284     $        300
     Accounts receivable
         Trade, less allowance for
           doubtful accounts: 2002 - $288; 2001 - $170                   20,610           11,200
         Tooling and engineering services                                 2,108              430
     Manufacturers' rebates receivable                                        -              109
     Notes receivable                                                        63              421
     Inventories                                                          8,204            4,636
     Other current assets                                                 1,863            1,408
                                                                   ------------     ------------
         Total current assets                                            33,132           18,504

Property and equipment
     Land, buildings and improvements                                     3,820            2,014
     Machinery and equipment                                              4,540            4,091
                                                                   ------------     ------------
                                                                          8,360            6,105
     Less accumulated depreciation                                        2,836            2,801
                                                                   ------------     ------------
                                                                          5,524            3,304

Other assets                                                                436              202
                                                                   ------------     ------------

                                                                   $     39,092     $     22,010
                                                                   ============     ============

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    September 29, 2002 and September 30, 2001
--------------------------------------------------------------------------------

                                                                                           2002            2001
                                                                                           ----            ----
                                                                                          (dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Current maturities of long-term debt                                             $          -     $        814
     Notes payable, others                                                                   1,474                -
     Accounts payable, trade                                                                18,058           11,998
     Accrued expenses
         Warranty                                                                              771              763
         Compensation and related expenses                                                   2,302              249
         Taxes                                                                                 440              912
         Indemnification reserve                                                               346              472
         Other                                                                                 675            1,256
                                                                                      ------------     ------------
         Total current liabilities                                                          24,066           16,464

Long-term debt                                                                              12,704            8,092

Commitments and contingencies                                                                    -                -

Minority interest in subsidiary                                                              1,991              157

Shareholders' equity
     Preferred stock, no par value:  2,000,000 shares
       authorized but unissued                                                                   -                -
     Common stock, no par value:
         Authorized shares - 10,000,000 shares issued and outstanding shares -
           2002 - 4,454,059;
           2001 - 4,255,059                                                                 14,850           14,401
     Additional paid-in capital                                                              1,008            1,386
     Accumulated deficit                                                                   (15,527)         (18,490)
                                                                                      ------------     ------------
                                                                                               331           (2,703)
                                                                                      ------------     ------------

                                                                                      $     39,092     $     22,010
                                                                                      ============     ============

          See accompanying notes to consolidated financial statements.

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
 For the years ended September 29, 2002, September 30, 2001 and October 1, 2000

--------------------------------------------------------------------------------

                                                            2002            2001            2000
                                                            ----            ----            ----
                                                        (dollars in thousands, except per share data)

Net sales                                               $    104,684   $     48,934     $     75,315

Cost of goods sold                                            79,416         38,184           56,719
                                                        ------------   ------------     ------------


Gross profit                                                  25,268         10,750           18,596

Operating expenses
     Selling and promotion                                     2,014          1,209              927
     General and administrative                               13,501          8,689            7,409
     Compensation expense from warrant and
       option redemption                                       2,096              -                -
                                                        ------------   ------------     ------------

Operating income                                               7,657            852           10,260

Nonoperating (expense) income
     Interest                                                   (476)          (547)            (864)
     Other income, net                                           257            293               82
                                                        ------------   ------------     ------------
                                                                (219)          (254)            (782)
                                                        ------------   ------------     ------------

Income from continuing operations before
  minority interest and income taxes                           7,438            598            9,478

Minority interest                                              4,087             70            4,918
                                                        ------------   ------------     ------------

Income from continuing operations before
  income taxes                                                 3,351            528            4,560

Income taxes                                                     388             26              379
                                                        ------------   ------------     ------------


Income from continuing operations                              2,963            502            4,181

Loss from discontinued operations, net of income
  tax expense of  $24 in 2001 and $60 in 2000                      -         (4,031)          (8,528)

Gain on sale of discontinued business, net of income
  tax of $ -0- in 2001                                             -            352                -
                                                        ------------   ------------     ------------


Net income (loss)                                       $      2,963   $     (3,177)    $     (4,347)
                                                        ============   ============     ============

Earnings (loss) per common share, basic                 $        .68   $      (.75)     $     (1.03)

Earnings (loss) per common share, assuming dilution     $        .58   $      (.75)     $     (1.03)

          See accompanying notes to consolidated financial statements.

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF sHAREHOLDERS' EQUITY
 For the years ended September 29, 2002, September 30, 2001 and October 1, 2000

--------------------------------------------------------------------------------

                                               Outstanding                   Additional
                                                 Common        Common         Paid-In     Accumulated
                                                 Shares         Stock         Capital       Deficit        Total
                                                 ------         -----         -------       -------        -----
                                                              ---------------(dollars in thousands)----------------

Balance, October 4, 1999                         4,176,928    $   14,144    $    1,008    $  (10,966)    $    4,186
     Net loss                                            -             -             -        (4,347)        (4,347)
     Issuance of common stock                       68,131           238             -             -            238
                                            --------------    ----------    ----------    ----------     ----------

Balance, October 1, 2000                         4,245,059        14,382         1,008       (15,313)            77

     Net loss                                                                                 (3,177)        (3,177)
     Stock option compensation                           -             -           378             -            378
     Issuance of common stock                       10,000            19             -                           19
                                            --------------    ----------    ----------    ----------     ----------

Balance, September 30, 2001                      4,255,059        14,401         1,386       (18,490)        (2,703)

     Net income                                          -             -             -         2,963          2,963
     Stock option redemption                             -             -          (378)            -           (378)
     Issuance of common stock                      199,000           449             -             -            449
                                            --------------    ----------    ----------    ----------     ----------

Balance, September 29, 2002                      4,454,059    $   14,850    $    1,008    $  (15,527)    $      331
                                            ==============    ==========    ==========    ==========     ==========

          See accompanying notes to consolidated financial statements.

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the years ended September 29, 2002, September 30, 2001 and October 1, 2000

--------------------------------------------------------------------------------

                                                                  2002            2001            2000
                                                                  ----            ----            ----
                                                                         (dollars in thousands)
Cash flows from operating activities
Income from continuing operations                             $      2,963   $        502     $      4,181
Adjustments to reconcile income from continuing
  operations to net cash from operating activities
     Compensation expense from warrants and options                  2,096            378                -
     Depreciation and amortization                                     766          1,241            1,031
     Gain on sale of equipment                                         (85)             -                -
     Minority interest                                               1,834           (930)            (611)
     Changes in operating assets and liabilities
         Receivables                                               (10,979)        (2,280)           4,114
         Inventories                                                (3,568)           (43)           5,748
         Accounts payable                                            6,060             (3)          (1,682)
         Accrued expenses                                              882         (1,273)           1,512
         Other                                                        (689)          (307)            (983)
                                                              ------------   ------------     ------------
              Net cash from continuing operations                     (720)        (2,715)          13,310
Net loss from discontinued operations                                    -         (4,031)          (8,528)
                                                              ------------   ------------     ------------

     Net cash from operating activities                               (720)        (6,746)           4,782

Cash flows from investing activities
Collection of notes receivable, net                                    358            106                -
Purchase of property and equipment                                  (2,943)          (811)            (962)
Proceeds from sale of property and equipment                            42              5              200
Proceeds from sale of conversion vehicle business                        -            277                -
Proceeds from sale of bus and mobility vehicle business                  -          8,000                -
                                                              ------------   ------------     ------------
     Net cash from investing activities                             (2,543)         7,577             (762)

Cash flows from financing activities
Proceeds from revolving credit agreement                            15,149          7,657            6,755
Payments of revolving credit agreement                             (10,537)        (4,065)          (9,189)
Payments of long-term debt                                            (814)        (5,436)          (1,058)
Redemption and cancellation of warrants and options                 (1,000)             -                -
Issuance of common stock                                               449             19              166
                                                              ------------   ------------     ------------
     Net cash from financing activities                              3,247         (1,825)          (3,326)
                                                              ------------   ------------     ------------

Net change in cash and cash equivalents                                (16)          (994)             694

Cash and cash equivalents at beginning of year                         300          1,294              600
                                                              ------------   ------------     ------------

Cash and cash equivalents at end of year                      $        284   $        300     $      1,294
                                                              ============   ============     ============

Supplemental disclosure of cash flow information
     Interest paid                                            $        473   $      1,335     $      1,380
     Income taxes paid                                                 137            259              454


          See accompanying notes to consolidated financial statements.

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2002, September 30, 2001 and October 1, 2000
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------
NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Principles of Consolidation: Starcraft Corporation and Subsidiaries (Company) are second stage manufacturers of pickup truck and sport utility vehicles to an original equipment manufacturer ("OEM automotive supply"). The Company also supplies after-market automotive parts and products ("automotive parts and products") to wholesale and retail customers. The consolidated financial statements include the accounts of Starcraft Corporation and its wholly owned subsidiaries: Starcraft Automotive Group, Inc., Imperial Automotive Group, Inc., Starcraft Southwest, Inc., and National Mobility Corporation. The Company has a 50% ownership interest in each of Tecstar, LLC and Tecstar Manufacturing Canada Limited (collectively "Tecstar") which are OEM automotive suppliers. The operations of Tecstar Manufacturing Canada Limited had not commenced as of September 29, 2002 as the entity was created during late fiscal year 2002. The accounts of Tecstar are also included in these consolidated financial statements as the Company is deemed to exercise effective control over Tecstar's financial policies through its representation on the Boards of Managers, participation in policymaking processes, and interchange of managerial personnel. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company's customers operate primarily in the automotive industry. The OEM automotive supply segment sales are to one customer in the United States. The Company's automotive parts and products segment sells products throughout North America, and export sales are principally to locations in Asia and northern Europe. Credit is extended to customers based on an evaluation of the customer's financial condition, and when credit is extended collateral generally is not required.

During fiscal 2001, the Company discontinued two segments. The Company sold its conversion vehicle business on May 25, 2001, for no gain or loss, and its shuttle bus and mobility vehicle business on August 31, 2001 for an after tax gain of $352. The results of operations of these businesses are recorded as discontinued operations.

Discontinued operations had the following effect on sales and gross profit.

                                 2002            2001             2000
                                 ----            ----             ----

     Net sales                   $  -          $33,483          $52,026
     Gross profit (loss)            -            1,163           (1,300)

Cash Equivalents and Concentrations: Cash equivalents include all highly liquid investments with a maturity when purchased of three months or less. The first $100 of deposits in each financial institution is insured by an agency of the U.S. Government.

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Statements of Cash Flows - Noncash Activities: During 2002, the Company issued notes payable as partial consideration in redemption of warrants and stock options of $1,474. During 2001, the Company recorded $378 of compensation expense for stock options issued to a director of the Company and the Company received $527 of notes receivable as proceeds in the sale of its conversion vehicle business (see Note 2). During 2000, the Company issued 9,131 shares of common stock with a value of $72 to its 401(k) plan.

Tooling and Engineering Services Receivable: Tooling and engineering services provided by third parties to Tecstar are reimbursed by Tecstar's customer and a receivable is recorded for such costs.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for certain inventories ($538 and $308 at September 29, 2002 and September 30, 2001, respectively) and by the first-in, first-out (FIFO) method for all other inventories.

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

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Income Taxes: Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. A valuation allowance adjusts deferred tax assets to the net amount that is more likely than not to be realized.

Stock Based Compensation: The Company periodically grants stock options for a fixed number of shares to employees and directors. The Company accounts for stock option grants in accordance with Accounting Principles Board ("ABP") Opinion No. 25, "Accounting for Stock Issued to Employees" and related FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation".

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

Fiscal Year:  The Company's  fiscal year ends on the Sunday closest to September
30. The years ended September 29, 2002, September 30, 2001 and October 1, 2000 each consisted of 52 weeks.

Reclassifications: Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on total assets, shareholders' equity or net income as previously reported.

Recently Enacted Accounting Standards: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect a material impact on the Company's financial statements from the adoption of SFAS No. 143.

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the accounting for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not expect the adoption of SFAS No. 144 to have a material impact on its financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. In contrast, under EITF Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate any near term impact on the financial statements as a result of adopting this statement.


NOTE 2 -- NOTE RECEIVABLE

As part of the May 25, 2001 sale of the Company's conversion vehicle business, the Company financed $527 of the sales price and received three secured promissory notes from the buyer. All of these notes were paid in full during 2002.

In fiscal 2000, as part of the start-up and support of a business to sell conversion van kits to an assembler in Mexico, the Company advanced funding to and received promissory notes from the owner of the assembly business. The notes bear interest at prime rate + 1% and are payable in equal monthly installments through December 2003. At September 29, 2002, there was $63 outstanding under the notes.

NOTE 3 - INVENTORIES

The composition of inventories at September 29, 2002 and September 30, 2001 is as follows:

                                                              2002      2001
                                                              ----      ----

   Raw materials                                            $7,568     $4,582
   Finished goods                                              723        262
                                                            ------     ------
                                                             8,291      4,844
   Allowance for slow-moving and obsolete inventories           87        208
                                                            ------     ------
                                                            $8,204     $4,636
                                                            ======     ======

NOTE 4 - NOTES PAYABLE, OTHERS

On September 25, 2002, the Company reached an agreement to redeem and cancel 360,000 outstanding warrants and 500,000 outstanding stock options previously issued to two individuals, both of whom are currently directors and one of whom is an officer of the Company, as incentive for their guarantee of certain of the Company's debt (see Note 8). The warrants and stock options were redeemed at a price of $5.54 per share (less each issue's underlying strike price), which reflected a 15% discount from the average closing price of $6.52 per share for the twenty-day period through and including September 25, 2002. The total cost of the redemption was $2,474. Of this amount, the Company recorded $2,096 of compensation expense in fiscal 2002 (in fiscal 2001, the Company had recorded $378 of compensation expense for stock options issued in December 2000). The redemption price of $2,474 consisted of $1,000 in cash and notes payable of $1,474. The notes payable, which are unsecured, bear interest at 6.75% and are payable in equal monthly installments beginning in January 2003, with the final installment on or before June 15, 2003.


NOTE 5 - LONG-TERM DEBT

In December 2000, the Company and its subsidiary, Tecstar, each had credit agreements with their primary lending institution in a combined amount of $22,000, which consisted of term loans and revolving credit facilities. A portion of the Company's bank debt was guaranteed by two individuals, both of whom are currently directors and one of whom is an officer of the Company (see
Note 4). In September 2001, in conjunction with the sale of the Company's bus and mobility business, the term loans were repaid. In addition, the Company agreed to repay any outstanding revolving credit advances from the lender by December 31, 2001. On December 5, 2001, the lending institution granted an extension of time to June 30, 2002 for the Company and Tecstar to find alternative financing. At September 30, 2001, the Company and Tecstar had $814 and $8,092, respectively, of outstanding borrowings under their revolving credit facilities.

In February 2002, Tecstar entered into a $10,000 revolving credit agreement with a new lending institution, which matures on April 1, 2004. In May 2002, the size of the facility was increased to accommodate growth in Tecstar's business. Advances under the revolving credit agreement are limited to a specified percentage of eligible receivables and inventories, subject to a maximum of $15,000. At September 29, 2002, Tecstar had $11,295 of outstanding advances under its revolving credit facility. The advances bear interest subject to a margin table with ranges of 1/2% below the prime rate to 1/2% above the prime rate, dependent upon Tecstar's tangible net worth. The borrowings are collateralized by substantially all of Tecstar's assets. This facility is subject to various loan covenants with which Tecstar was in compliance as of September 29, 2002.

In June 2002, the Company entered into a $2,000 revolving credit agreement, which matures on April 1, 2004, with the same lending institution that provided Tecstar's new credit facility. At September 29, 2002, the Company had $1,409 of outstanding borrowings under its revolving credit facility. Advances under the revolving credit agreement bear interest at a rate of 1% over the prime rate and are collateralized by substantially all the Company's assets. In addition, a portion of the credit facility is guaranteed by two individuals, both of whom are directors and one of whom is an officer of the Company. The facility is subject to various loan covenants with which the Company was in compliance as of September 29, 2002.

The total credit commitments under these two facilities are $17,000. At September 29, 2002, there was approximately $591 and $3,705 available under the Company's and Tecstar's facilities, respectively.

Annual maturities of long-term debt under these revolving credit agreements are as follows:

                2003                           $      -
                2004                             12,704
                                               --------
                                               $ 12,704

The weighted average interest rate on outstanding borrowings as of September 29, 2002 was 5.30% (6.57% at September 30, 2001).

NOTE 6 - INCOME TAXES

Federal and state income taxes allocated to continuing operations, all of which were domestic, consist of the following:

                                    2002             2001             2000
                                    ----             ----             ----
         Current
              Federal            $          -    $          -     $          -
              State                       388              26              379
                                 ------------    ------------     ------------
                                 $        388    $         26     $        379
                                 ============    ============     ============

The provisions for income taxes are different from amounts that would otherwise be computed by applying a federal statutory rate of 34% to income from continuing operations before income taxes. A reconciliation of the differences is as follows:

                                             2002          2001          2000
                                             ----          ----          ----
    Rate applied to pretax income from
         continuing operations            $    1,139    $     180     $   1,550
    State income taxes - net                     255           17           250
    Utilization of net operating
         loss carryforwards                   (1,006)        (182)       (1,436)
    Other, net                                     -           11            15
                                          ----------    ---------     ---------
                                          $      388    $      26     $     379
                                          ==========    =========     =========

The composition of the deferred tax assets and liabilities at September 29, 2002 and September 30, 2001 is shown below:

                                                               2002       2001
                                                               ----       ----
     Deferred tax assets
          Inventories                                        $   162    $   246
          Accrued warranty                                       174        181
          Other accrued liabilities                              587        502
          Goodwill                                                77         84
          Alternative minimum tax credit carryforward            278        278
          Net operating loss carryforwards                     5,215      6,221
                                                             -------    -------
     Total deferred tax assets                                 6,493      7,512
     Valuation allowance                                      (6,338)    (7,206)
                                                             -------    -------
                                                                 155        306
     Deferred tax liabilities
          Accelerated depreciation                              (155)      (306)
                                                             -------    -------

     Net deferred tax asset (liability)                      $     -    $     -
                                                              =======    =======

The alternative minimum tax carryforward of $278 has no expiration date. The net operating loss carryforwards expires as follows: $387 in 2018, $1,001 in 2019, $2,659 in 2020 and $9,325 in 2021.

The valuation allowance for deferred tax assets decreased by $868 in 2002 and increased by $876 and 1,574 in 2001 and 2000, respectively.

NOTE 7 - COMPENSATION PLANS

The Company sponsors a qualified profit-sharing plan, more commonly known as a 401(k) plan, for all of its employees with over six months of service. The plan provides for a discretionary matching contribution by the Company of the employee's contribution, up to 6% of compensation. Also, the plan provides for an additional discretionary contribution annually as determined by the Board of Directors. The amounts charged to expense for this plan were approximately $31, $0 and $144 in 2002, 2001 and 2000, respectively.

NOTE 8 - STOCK OPTIONS

The Company maintains two stock incentive plans under which stock options are granted to key employees and directors. The plans authorize the granting of stock options for up to 880,000 shares of the Company's common stock. The options in these two plans have five year terms and generally become fully exercisable after six months. The Company also sponsors a stock option plan with 40,000 shares of common stock reserved for certain sales representatives who are not employees of the Company. In fiscal 2002, there were 8,000 shares outstanding under this plan. No compensation expense was recorded for options issued and outstanding under this plan as the effect was immaterial. These options also have a five year term.

At September 29, 2002, there were 610,783 options issued and outstanding under these three plans. Under the three plans, options may not be granted at prices below 85% of the current market value of the stock at the date of grant. All options awarded through September 29, 2002 have been at fair market value on the date of grant.

On November 20, 1998 the Company issued warrants to purchase 400,000 shares of common stock to two individuals as incentive for their partial guarantee of the Company's long-term debt. The warrants entitled each of the individuals to purchase up to 200,000 shares of common stock of the Company for $2.20 per share, which was the ten day, average market price preceding the date of grant. The options had a five year term.

On December 12, 2000 the Company issued stock options to purchase 500,000 shares of common stock to two individuals as incentive for their partial guarantee of the Company's long-term debt (see Note 4). Each of the individuals were entitled to purchase up to 250,000 shares of common stock of the Company for $3.00 per share, which was the twenty-day, average market price preceding the date of grant. The options had a five-year term.

On September 25, 2002, the Company elected to redeem and cancel warrants to purchase 360,000 shares of common stock and options to purchase 500,000 shares of common stock (see Note 4).

A summary of the Company's stock option and warrant activity and related information under the stock option plans and warrants for the years ended September 29, 2002, September 30, 2001 and October 1, 2000 follows:

                                          2002                        2001                      2000
                              ---------------------------   ------------------------   -------------------------
                                              Weighted                     Weighted                    Weighted
                                               Average                      Average                     Average
                                              Exercise                     Exercise                    Exercise
                                 Options        Price        Options         Price        Options        Price
                                 -------        -----        -------         -----        -------        -----
Outstanding at
  beginning of year             1,713,283     $  3.07        1,082,849    $   3.50         969,849     $  2.86
Granted                            30,000        4.50          962,000        2.99         277,000        6.83
Canceled                          (66,000)       7.00         (294,566)       4.26         (26,500)       4.88
Redeemed                         (860,000)       2.67                -           -               -           -
Exercised                        (199,000)       2.25          (10,000)       1.88         (59,000)       2.83
Expired                            (7,500)       4.75          (27,000)       4.81         (78,500)       7.44
                             ------------     -------      -----------    --------     -----------     -------
Outstanding at
  end of year                     610,783     $  3.53        1,713,283    $   3.07       1,082,849     $  3.50
                             ============     =======      ===========    ========     ===========     =======
Exercisable at end of year        389,375     $  3.33        1,394,042    $   2.95         905,943     $  2.83
                             ============     =======      ===========    ========     ===========     =======

As of September 29, 2002, there were 610,783 options outstanding with exercise prices that ranged from $1.50 to $7.50. The weighted-average exercise price of these options is $3.53, and the weighted-average remaining contractual life is approximately 3 years. As of September 29, 2002, the current market price of the Company's common stock was higher than the exercise price for all of the outstanding stock options.

The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense has been recognized because the exercise price of the Company's stock options has equaled the market price of the underlying stock on the date of grant. Proforma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its stock options issued in fiscal 1996 through 2002 under the fair value method of SFAS No. 123. The fair value was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                  2002              2001             2000
                                  ----              ----             ----

  Risk-free interest rate     5.25% - 6.23%     5.35% - 5.88%    5.23% - 6.79%
  Dividend yield                   0%                0%               0%
  Volatility factor          77.45% - 94.70%   75.94% - 94.61%  75.88% - 77.83%
  Expected option life           4 years           4 years          4 years

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information follows:

                                                 2002       2001        2000
                                                 ----       ----        ----

Proforma net income (loss)                      $ 2,674    $(4,316)    $ (5,165)
Proforma net income (loss) per share, basic     $   .62    $ (1.02)    $  (1.23)
Proforma net income (loss) per share, diluted   $   .52    $ (1.02)    $  (1.23)


NOTE 9 - SHAREHOLDER RIGHTS PLAN

In August 1997, the Company adopted a Shareholders Rights Plan issuing one right for each outstanding share of common stock. Each right entitles the registered holder to purchase from the Company one share of common stock at $15 per share, subject to adjustment. The rights become exercisable if a person or group (other than certain related persons) acquires or announces a tender offer for prescribed percentages of the Company's shares or is declared an "adverse person" by the Company's Board of Directors. In these events, each right holder may purchase shares with a value equal to twice the exercise price. Furthermore, if the Company engages in certain mergers or similar business combinations a right holder may purchase shares of the acquiring company with a value to two times the purchase price of the right. The rights expire on August 12, 2007.

NOTE 10 - CONSIGNMENT ARRANGEMENTS

Prior to the sale of its conversion vehicle business and its shuttle bus and mobility business in 2001 (see Note 1), the Company obtained vehicle chassis for modification from major vehicle manufacturers (OEMs) under consignment and restricted sales agreements. These agreements generally provide that (i) the Company may not obtain certificates of origin or other evidence of ownership of chassis, (ii) modification must conform to standards specified by OEMs, and
(iii) modifications generally are performed only after a sale has been negotiated with an OEM approved dealer. The Company generally shipped converted chassis only after dealer acceptance was approved by the OEM. The OEMs billed the dealer and provided warranty for the chassis.

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


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment. Rent expense charged to continuing operations for 2002, 2001 and 2000 was $1,404, $1,126 and $841, respectively. Rent expense charged to discontinued operations for 2001 and 2000 was $16 and $92, respectively. Future minimum annual lease commitments at September 29, 2002 for long-term noncancelable operating leases are as follows:

         2003           $2,006
         2004            1,753
         2005            1,663
         2006            1,348
         2007            1,203
                        ------
                        $7,973
                        ======

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


NOTE 12 - RESEARCH AND DEVELOPMENT

The Company incurs costs to improve the appeal and safety of its products. Research and development costs are charged to operations when incurred. Amounts charged to continuing operations were $713, $450 and $181 in 2002, 2001 and 2000, respectively. Amounts charged to discontinued operations were $610 and $493 in 2001 and 2000, respectively.


NOTE 13 - UNAUDITED FINANCIAL INFORMATION

Presented below is certain unaudited quarterly financial information for 2002, 2001 and 2000.

                                                                       Quarter Ended
                                            December 30,     March 31,      June 30,     September 29,
                                                2001           2002           2002           2002
                                                ----           ----           ----           ----

     Net sales                             $     20,910     $    23,171   $    29,403   $    31,200
     Gross profit                                 4,898           5,932         7,571         6,867
     Net income (loss)                              892           1,080         1,937          (946)
     Basic earnings (loss) per share                .21             .25           .44          (.21)
     Diluted earnings (loss) per share              .16             .19           .38          (.21)

                                                                       Quarter Ended
                                            December 31,     April 1,        July 1,     September 30,
                                                2000           2001           2001           2001
                                                ----           ----           ----           ----

     Net sales                             $     18,759     $    23,225   $    25,024   $    15,409
     Gross profit                                 1,533           2,415         4,340         3,625
     Net income (loss)                           (2,146)         (1,783)        1,214          (462)
     Basic earnings (loss) per share               (.51)           (.42)          .29          (.11)
     Diluted earnings (loss) per share             (.51)           (.42)          .28          (.11)


                                                                       Quarter Ended
                                             January 2,      April 2,        July 2,      October 1,
                                                2000           2000           2000           2000
                                                ----           ----           ----           ----

     Net sales                             $     36,193     $    36,355   $    33,081   $    21,712
     Gross profit (loss)                          7,005           6,456         5,024        (1,189)
     Net income (loss)                              553             765          (277)       (5,388)
     Basic earnings (loss) per share                .13             .18          (.07)        (1.27)
     Diluted earnings (loss) per share              .12             .16          (.07)        (1.27)


The sum of quarterly earnings per share may not equal annual earnings per share due to changes in the diluted potential common shares.

The net loss for the fourth quarter of the fiscal year ended September 29, 2002 was primarily attributed to a $2,096 non-recurring expense related to the redemption of certain warrants and options during the quarter. This charge was recorded as compensation expense (see Note 4).

The net loss for the quarter ended September 30, 2001 included a gain of $352 from the sale of the discontinued business.

The gross loss in the fourth quarter of the fiscal year ended October 1, 2000 was primarily due to the decline in sales resulting from the extended plant shutdown, at one of Tecstar's plants, for a model year changeover.


NOTE 14 - OPERATING SEGMENT INFORMATION

In 1999,  the Company  adopted SFAS No. 131,  "Disclosures  about Segments of an
Enterprise and Related Information". The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable operating segments are automotive parts and products and OEM automotive supply. The Company evaluates the performance of its segments and allocates resources to them based on operating income. The accounting policies of the segments are the same as those described in Note 1 and there are no inter-segment revenues. Differences between reported operating segment income amounts and consolidated net income (loss) represent corporate expenses for administrative functions that are not allocated to segments, nonoperating income or expense, and income taxes.

The table below presents information about segments used by the chief operating decision maker of the Company for 2002, 2001 and 2000. This information has been restated to conform with the presentation of discontinued operations:

                                          2002           2001          2000
                                          ----           ----          ----
Net sales by geographic region:
     OEM automotive supply
       Domestic                        $  102,058     $   43,694    $   73,162

     Automotive parts and products
         Domestic                           2,364          4,953         2,014
         Export                               262            287           139
                                       ----------     ----------    ----------
                                       $  104,684     $   48,934    $   75,315
                                       ==========     ==========    ==========


Operating segment income:
     OEM automotive supply             $    4,747     $      347    $    5,467
     Automotive parts and products            133            981            44
                                       ----------     ----------    ----------
                                       $    4,880     $    1,328    $    5,511
                                       ==========     ==========    ==========

Total assets:
     OEM automotive supply             $   36,026     $   17,504    $   12,281
     Automotive parts and products          3,066          4,506         4,550
     Discontinued operations                    -              -        18,163
                                       ----------     ----------    ----------
                                       $   39,092     $   22,010    $   34,994
                                       ==========     ==========    ==========


The following provides a reconciliation of segment information to consolidated information.

                                               2002          2001         2000
                                               ----          ----         ----

     Operating segment income               $   4,880    $   1,328    $   5,511
     Nonoperating income (expense)               (219)        (254)        (782)
     Income taxes                                (388)         (26)        (379)
     Unallocated corporate expenses            (1,310)        (546)        (169)
                                            ---------    ---------    ---------
     Income from continuing operations      $   2,963    $     502    $   4,181
                                            =========    =========    =========

The following specified amounts are included in the measure of segment income reviewed by the chief operating decision maker:

                                             2002           2001         2000
                                             ----           ----         ----
Depreciation and amortization expense
     OEM automotive supply                $     550     $     319    $     174
     Automotive parts and products              216            63           58
     Discontinued operations                      -           859          799
                                          ---------     ---------    ---------

                                          $     766     $   1,241    $   1,031
                                          =========     =========    =========

The information below contains information regarding significant customer concentrations by segment for sales and accounts receivable. The OEM automotive supply has one significant customer.

Sales by segment for this major customer are as follows:

                                        2002         2001           2000
                                        ----         ----           ----

     OEM automotive supply            $ 102,058    $ 43,694      $ 73,162
     Automotive parts and products            -           -             -
     Discontinued operations                  -           -         5,423

Significant customer concentrations in accounts receivable for the Company's major customer are as follows:

                                         2002        2001       2000
                                         ----        ----       ----

     OEM automotive supply             $21,853     $10,803    $ 8,071
     Automotive parts and products           -           -          -
     Discontinued operations                 -           -         25

NOTE 15 - EARNINGS (LOSS) PER SHARE

A reconciliation of the numerators and denominators of the basic earnings (loss) per common share and earnings (loss) per common share assuming dilution computations for the years ended September 29, 2002, September 30, 2001 and October 1, 2000 is presented below.

                                                              2002            2001             2000
                                                              ----            ----             ----
Earnings (loss) per share, basic
Net income (loss) available to
  common shareholders                                     $      2,963     $     (3,177)   $     (4,347)
                                                          ============     ============    ============
Weighted average common shares
  Outstanding (in thousands)                                     4,327            4,245           4,214

Earnings (loss) per share (EPS), basic                    $        .68     $      (.75)    $      (1.03)
                                                          ============     ===========     ============

Basic EPS - continuing operations                         $        .68     $       .12     $        .99
                                                          ============     ===========     ============

Basic EPS - discontinued operations                       $          -     $      (.87)    $      (2.02)
                                                          ============     ===========     ============

Earnings (loss) per share assuming dilution
Net income (loss) available to
  common shareholders                                     $      2,963     $     (3,177)   $     (4,347)
                                                          ============     ============    ============

Weighted average common shares
  Outstanding (in thousands)                                     4,327            4,245           4,214

Add:  dilutive effects of assumed
  conversions and exercises of
     stock options (in thousands)                                  773                -               -
                                                          ------------     ------------    ------------
Weighted average common and dilutive
  potential common shares outstanding (in thousands)             5,100            4,245           4,214

Earnings (loss) per share (EPS) assuming dilution         $        .58     $       (.75)   $      (1.03)
                                                          ============     ============    ============

Dilutive EPS - continuing operations                      $        .58     $       .12     $        .99
                                                          ============     ===========     ============

Dilutive EPS - discontinued operations                    $          -     $      (.87)    $      (2.02)
                                                          ============     ===========     ============

Stock options were not considered in computing loss per common share for 2001 or 2000 because they were antidilutive.



NOTE 16 - RELATED PARTY TRANSACTIONS

The Company paid administrative and engineering support in the amounts of $5,144 and $2,838 for 2002 and 2001, respectively to the Company's partner in Tecstar.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - EFFECTS ON FINANCIAL STATEMENT

Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or about January 6, 2003.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or about January 6, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or about January 6, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or about January 6, 2003.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that its disclosure and controls procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange
     Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of the report:

         Financial Statements (as of September 29, 2002 and September 30, 2001 and for the fiscal periods ended September 29, 2002, September 30, 2001, and October 1, 2000):

         Report of Independent Auditors
         Balance Sheets
         Statements of Income
         Statements of Cash Flows
         Statements of Shareholders' Equity
         Notes to Financial Statements

(b)      Reports on Form 8-K Report dated August 6, 2002

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

                                   Schedule II
                 Valuation and Qualifying Accounts and Reserves
                             (Dollars in Thousands)



                                   Balance at                            Deductions from/        Balance
                                   Beginning of         Charged to       Additions to            At Close Of
                                   Period               Operations       Reserves  (a)           Period

Allowance for doubtful accounts - deducted from accounts receivable, trade in the consolidated balance sheets:

52 weeks ended September 29, 2002     170                  184               (66)                    288

52 weeks ended September 30, 2001     255                   --               (85)                    170

52 weeks ended October 1, 2000         40                  276               (61)                    255


(a) Write-off of bad debts, less recoveries


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                                   STARCRAFT CORPORATION

DATE: December 24, 2002                            By: /s/ Kelly L. Rose
                                                       -------------------------
                                                       Kelly L. Rose,
                                                       Chairman, President and
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this ____ day of December, 2002.

1) Principal Executive Officer:

   By:       /s/   Kelly L. Rose                      Chairman, President and
          -----------------------------------           Chief Executive Officer
          Kelly L. Rose

2) Principal Financial/Accounting Officer:

   By:       /s/   Timothy L. Burke                   Secretary, Chief Financial
          -----------------------------------           Officer
          Timothy L. Burke


3) The Board of Directors:

   By:       /s/   Kelly L. Rose                      Director
          -----------------------------------
          Kelly L. Rose

   By:       /s/   John M. Collins                    Director
          -----------------------------------
          John M. Collins

   By:       /s/   David J. Matteson                  Director
          -----------------------------------
          David J. Matteson

   By:       /s/   Michael H. Schoeffler              Director
          -----------------------------------
          Michael H. Schoeffler

   By:       /s/   G. Raymond Stults                  Director
          -----------------------------------
          G. Raymond Stults

                                  CERTIFICATION

     By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Starcraft Corporation.

Signed this 24th day of December, 2002



/s/ Kelly L.  Rose                                 /s/ Timothy  L. Burke
----------------------------------------           -----------------------------
Kelly L.  Rose                                     Timothy L. Burke
Chairman, President and Chief                      Chief Financial Officer
    Executive Officer

                                  CERTIFICATION


I, Kelly L.  Rose, certify that:

1.   I have reviewed this annual report on Form 10-K of Starcraft Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signed this 24th day of December, 2002



/ s / Kelly L.  Rose
---------------------
Kelly L.  Rose
Chairman, President and Chief
   Executive Officer

                                  CERTIFICATION


I, Timothy  L. Burke, certify that:

1.   I have reviewed this annual report on Form 10-K of Starcraft Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signed this 24th day of December, 2002



/ s / Timothy  L. Burke
-----------------------
Timothy L. Burke
Chief Financial Officer

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

     4.3       Rights  Agreement,  dated  as of  August  12,
               1997, between Registrant and Harris Trust and
               Savings Bank,  as Rights Agent.  Incorporated
               by  reference to the  Registrant's  8-A filed
               September 9, 1997.                                     *

     4.4(a)    Loan  and  Security  Agreement  by and  among
               Starcraft  Automotive Group,  Inc.,  National
               Mobility Corporation,  Starcraft Corporation,
               Imperial  Automotive Group, Inc. and Foothill
               Capital Corporation,  dated October 30, 1998.
               Incorporated  by reference to Exhibit 4.15 of
               the  Registrant's  Form  10-K for the  fiscal
               year ending September 27, 1998.                        *

     4.4(b)    First  Amendment  to  Loan  Agreement  by and
               among  Starcraft   Automotive  Group,   Inc.,
               National  Mobility   Corporation,   Starcraft
               Corporation,  Imperial Automotive Group, Inc.
               and  Foothill  Capital   Corporation,   dated
               September 28, 1999. Incorporated by reference
               to Exhibit 4.15(b) of the  Registrant's  Form
               10-K for the fiscl year ending  September 30,
               2001.                                                  *

     4.5       Secured   Promissory   Note  from   Starcraft
               Automotive  Group, Inc. and National Mobility
               Corporation to Foothill  Capital  Corporation
               dated  October  30,  1998.   Incorporated  by
               reference to Exhibit 4.16 of the Registrant's
               Form  10-K  for  the   fiscal   year   ending
               September 27, 1998.                                    *

     4.6       Amended  and   Restated   Loan  and  Security
               Agreement  by and  between  Tecstar,  LLC, as
               Borrower and Foothill Capital Corporation, as
               Lender   dated   as  of  December   12, 2000.
               Incorporated  by reference to Exhibit 4.17 to
               the  Registrant's  Form  10-K  for  the  year
               ending October 1, 2000.                                *

     4.7       Subordination Agreement between Kelly L. Rose
               and  G.  Ray  Stults  and  Foothill   Capital
               Corporation dated  as of  December  12, 2000.
               Incorporated  by reference to Exhibit 4.18 to
               the  Registrant's  Form  10-K  for  the  year
               ending October 1, 2000.                                *

     4.8       Waiver,  Consent and Second Amendment to Loan
               Agreement among Starcraft  Automotive  Group,
               Inc.,    National    Mobility    Corporation,
               Starcraft Corporation and Imperial Automotive
               Group, Inc. and Foothill Capital  Corporation
               entered   into  as  of  December   12,  2000.
               Incorporated  by reference to Exhibit 4.19 to
               the  Registrant's  Form  10-K  for  the  year
               ending October 1, 2000.                                *

     4.9       First  Amendment to Amended and Restated Loan
               Agreement,  dated  March  30,  2001,  between
               Tecstar,    LLC    and    Foothill    Capital
               Corporation.  Incorporated  by  reference  to
               Exhibit  10.1 to the  Registrant's  Form 10-Q
               for the quarter ending April 1, 2001.                  *

     4.10      Third  Amendment  to  Loan  Agreement,  dated
               March 30, 2001, between Starcraft  Automotive
               Group, Inc.,  National Mobility  Corporation,
               Starcraft Corporation and Imperial Automotive
               Group, Inc. and Foothill Capital Corporation.
               Incorporated  by reference to Exhibit 10.2 to
               the  Registrant's  Form 10-Q for the  quarter
               ending April 1, 2001.                                  *

     4.11      Consent   and   Fourth   Amendment   to  Loan
               Agreement,  dated  August 31,  2001,  between
               Starcraft  Automotive Group,  Inc.,  National
               Mobility  Corporation,  Starcraft Corporation
               and  Imperial   Automotive  Group,  Inc.  and
               Foothill Capital Corporation. Incorporated by
               reference to Exhibit 4.25 to the Registrant's
               Form 10-K for the year  ended  September  30,
               2001.                                                  *

     4.12      Waiver and Fifth Amendment to Loan Agreement,
               dated  December  5, 2001,  between  Starcraft
               Automotive  Group,  Inc.,  National  Mobility
               Corporation,    Starcraft   Corporation   and
               Imperial  Automotive Group, Inc. and Foothill
               Capital    Corporation.    Incorporated    by
               reference to Exhibit 4.26 to the Registrant's
               Form 10-K for the year  ended  September  30,
               2001.                                                  *

     4.13      Waiver and Second  Amendment  to Amended  and
               Restated Loan  Agreement,  dated  December 5,
               2001,  between  Tecstar,   LLC  and  Foothill
               Capital    Corporation.    Incorporated    by
               reference to Exhibit 4.27 to the Registrant's
               Form 10-K for the year  ended  September  30,
               2001.                                                  *

     4.14      Loan  Agreement by and between  Tecstar,  LLC
               and  Comerica  Bank dated  February 13, 2002,
               incorporated  by  reference  to  Registrant's
               Report  on Form  10-Q for the  quarter  ended
               March 31, 2002.                                        *

     4.15      Loan  Agreement  by  and  between   Starcraft
               Corporation    and   Comerica    Bank   dated
               June 28, 2002.

     4.16      Promissory Note from Starcraft Corporation to
               G. Ray Stults in the principal amount of $803,900 dated as of September 26, 2002.

     4.17      Promissory Note from Starcraft Corporation to
               Kelly L. Rose in the principal amount of $670,220 dated as of September 26, 2002.


     10.1(a)   The Starcraft  Automotive  Corporation  Stock
               Incentive Plan.                                        *

     10.1(b)   The   Starcraft    Corporation   1997   Stock
               Incentive Plan.  Incorporated by reference to
               Exhibit 10.1(b) to the Registrant's From 10-K
               for the  fiscal  year  ending  September  29,
               1996.                                                  *

     10.2(a)   Employment Agreement with Kelly L. Rose dated
               December 12, 1996.  Incorporated by reference
               to Exhibit 10.3(b) to the  Registrant's  From
               10-K for the fiscal year ending September 29,
               1996.                                                  *

     10.2(b)   Form  of   First   Addendum   to   Employment
               Agreement  with Kelly L. Rose,  December  31,
               1997.  Incorporated  by  reference to Exhibit
               10.1 of the  Registrant's  Form  10-Q for the
               fiscal year ending March 29, 1998.                     *

     10.2(c)   Second Addendum to Employment  Agreement with
               Kelly L. Rose,  effective  December 15, 1997.
               Incorporated  by reference to Exhibit 10.3(d)
               of the Registrant's  Form 10-K for the fiscal
               year ending September 27, 1998.                        *

     10.2(d)   Consulting  Agreement  with Allen H. Neuharth
               dated  September  15, 1993.  Incorporated  by
               reference   to   Exhibit   10.3(k)   of   the
               Registrant's  Form 10-K for the  fiscal  year
               ending October 2, 1994.                                *

     10.2(e)   Employment  Agreement  between the Registrant
               and Richard J. Mullin  effective May 1, 2000.
               Incorporated  by reference to Exhibit 10.3(f)
               to the  Registrant's  Form  10-K for the year
               ending October 1, 2000.                                *

     10.3      Asset Purchase and Sale Agreement,  dated May
               7, 2001, between Starcraft  Automotive Group,
               Inc.    and    Centurion    Vehicles,    Inc.
               Incorporated by reference to Exhibit 2 to the
               Registrant's Form 8-K dated May 25, 2001.              *

     10.4      Asset  Purchase  and  Sale  Agreement,  dated
               August 21, 2001, between Starcraft Automotive
               Group, Inc. and National Mobility Corporation
               and  Forest  River,   Inc.   Incorporated  by
               reference to Exhibit 2.1 to the  Registrant's
               Form 8-K dated August 31, 2001.                        *

     10.5      First  Amendment  to Asset  Purchase and Sale
               Agreement,  dated  August 31,  2001,  between
               Starcraft Automotive Group, Inc. and National
               Mobility  Corporation and Forest River,  Inc.
               Incorporated  by  reference to Exhibit 2.2 to
               the  Registrant's  Form 8-K dated  August 31,
               2001.                                                  *

     10.6      License   Agreement   by  and   between   the
               Registrant   and  Starcraft  RV,  Inc.  dated
               September 12, 1991. Incorporated by reference
               to  Exhibit  10.24 of the  Registrant's  Form
               S-1.                                                   *

     10.7      License   Agreement   by  and   between   the
               Registrant    and   Starcraft    Recreational
               Products,   Ltd.   dated  January  18,  1991.
               Incorporated by reference to Exhibit 10.25 of
               the Registrant's Form S-1.                             *

     10.8(a)   Directors'  Share  Plan,  restated  effective
               October 1, 1995. Incorporated by reference to
               Exhibit  10.16(a)  of the  Registrant's  Form
               10-K for the year ending October 1, 1995.              *

     10.8(b)   Directors'    Compensation    Deferral   Plan
               effective  October 1, 1995.  Incorporated  by
               reference   to   Exhibit   10.16(b)   of  the
               Registrant's  Form  10-K for the year  ending
               October 1, 1995.                                       *

     10.9      Warrant to Purchase  200,000 Shares of Common
               Stock of  Starcraft  Corporation,  issued  to
               Kelly  L.  Rose,  dated  November  23,  1998.
               Incorporated by reference to Exhibit 10.33 of
               the  Registrant's  Form  10-K for the  fiscal
               year ending September 27, 1998.                        *

     10.10     Warrant to Purchase  200,000 Shares of Common
               Stock of Starcraft Corporation,  issued to G.
               Ray  Stults,   dated   November   23,   1998.
               Incorporated by reference to Exhibit 10.34 of
               the  Registrant's  Form  10-K for the  fiscal
               year ending September 27, 1998.                        *

     10.11     Stock  Options to  Purchase  Shares of Common
               Stock of  Starcraft  Corporation  of Kelly L.
               Rose   dated  as  of   December   12,   2000.
               Incorporated by reference to Exhibit 10.16 to
               the  Registrant's  Form  10-K  for  the  year
               ending October 1, 2000.                                *

     10.12     Stock  Options to  Purchase  Shares of Common
               Stock of Starcraft  Corporation of G. Raymond
               Stults   dated  as  of  December   12,  2000.
               Incorporated by reference to Exhibit 10.17 to
               the  Registrant's  Form  10-K  for  the  year
               ending October 1, 2000.                                *

     10.13(a)  Reimbursement   Agreement  between  Starcraft
               Corporation,  National Mobility  Corporation,
               Imperial Automotive Group, Inc. and Starcraft
               Automotive  Group, Inc. and Kelly L. Rose and
               G. Ray Stults  dated as of December 12, 2000.
               Incorporated by reference to Exhibit 10.18(a)
               to the  Registrant's  Form  10-K for the year
               ending October 1, 2000.                                *

     10.13(b)  Security    Agreement    between    Starcraft
               Corporation and Starcraft  Automotive  Group,
               Inc.  and  Kelly L.  Rose  and G. Ray  Stults
               entered   into  as  of  December   12,  2000.
               Incorporated by reference to Exhibit 10.18(b)
               to the  Registrant's  Form  10-K for the year
               ending October 1, 2000.                                *

     10.13(c)  Real  Property  Mortgage   (LaGrange  County,
               Indiana)(Elkhart  County,  Indiana)  made and
               executed  by  Starcraft  Corporation,   f/k/a
               Rokane  Investment  Group,  Inc.  in favor of
               Kelly L.  Rose and G. Ray  Stults  made as of
               December 12, 2000.  Incorporated by reference
               to Exhibit 10.18(c) to the Registrant's  Form
               10-K for the year ending October 1, 2000.              *

     21        Subsidiaries of the Registrant.                        [ ]

     23.1      Consent of Crowe,  Chizek and Company LLP.             [ ]


---------------

*        Incorporated by reference as indicated in the description.