Form 10-K/A
period 2002-09-29
STARCRAFT CORP /IN/
filed 2002-12-31
CIK 906473

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20547

                                  FORM 10-K/A-1

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

The undersigned registrant hereby amends Items 1, 6, 7, 8 and 15 of its annual report on Form 10-K for the fiscal year ended September 29, 2002, in order (a) to correct the quarterly diluted earnings per share calculation in Item 8, (b) to include the Reports of the Independent Auditors which were previously inadvertently omitted from Items 8 and 15, and (c) to reclassify approximately $332,000 in forgiveness of accrued interest as Other Income instead of Cost of Goods Sold. Such reclassification results in adjustments to the following (x) the segment information contained in Item 1 and in Note 14 of the financial statements in Item 8, (y) the Cost of Goods Sold, Gross Profit, Operating Income and Other Income for the fiscal year ended September 29, 2002 in Items 6, 7 and 8, as well as the related comparative disclosure in Item 7. The amended report also includes an updated Consent of Independent Auditors in Exhibit 23.1.

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

                                                         Net Sales
                                         ---------------------------------------

                                             2002          2001          2000
                                             ----          ----          ----

     OEM automotive supply               $  102,058     $  43,694      $ 73,162
     Automotive parts and products            2,626         5,240         2,153
                                         ----------     ---------      --------
                 Total                   $  104,684     $  48,934      $ 75,315
                                         ==========     =========      ========

                                                  Operating Segment Income
                                         ---------------------------------------

                                             2002          2001          2000
                                             ----          ----          ----

     OEM automotive supply               $    4,740     $     347      $  5,467
     Automotive parts and products             (194)          981            44
                                         ----------     ---------      ---------
                 Total                   $    4,546     $   1,328      $  5,511
                                         ==========     =========      ========


The following provides a reconciliation of segment information to consolidated information.

                                             2002          2001          2000
                                             ----          ----          ----

         Operating segment income        $    4,546     $   1,328      $ 5,511
         Nonoperating income (expense)          113          (254)        (782)
         Income tax expense                    (388)          (26)        (379)
         Unallocated corporate expenses      (1,308)         (546)        (169)
                                         ----------     ---------      --------
              Income from
                 continuing operations   $    2,963     $     502      $  4,181
                                         ==========     =========      ========
OEM Automotive Supply

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

Tecstar's strategy is to provide OEM's with faster time to market, less costly, high quality exterior appearance packages. At September 29, 2002, Tecstar operated three manufacturing facilities in close proximity to the OEM vehicle assembly plants. A fourth plant located in Oshawa, Ontario, Canada is scheduled to begin operation during the second fiscal quarter of 2003. Each facility is QS 9001 registered. Tecstar also operates a parts distribution operation supplying parts for the H2 Hummer to OEM dealers.

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

                                     PART II

ITEM 6.  SELECTED FINANCIAL DATA


(dollars in thousand, except per share data)                              Year Ended
---------------------------------------------------------------------------------------------------------------------
Income Statement Data                      Sept. 29,       Sept. 30,         Oct. 1,        Oct. 3,          Sept. 27,
                                             2002            2001             2000           1999              1998
---------------------------------------------------------------------------------------------------------------------

Net Sales:
     Domestic                              $104,422        $ 48,647         $ 75,176       $ 36,102          $ 3,166
     Export                                     262             287              139            281              277
         Total Net Sales                    104,684          48,934           75,315         36,383            3,443


Cost of Goods Sold                           79,748          38,184           56,719         28,105            3,216
Gross Profit                                 24,936          10,750           18,596          8,278              227
Operating Expenses                           15,515           9,898            8,336          4,444            1,030
Compensation Expense From Warrant
     and Option Redemption                    2,096              --               --             --               --
Operating Income (Loss)                       7,325             852           10,260          3,834             (803)

Interest Expense                               (476)           (547)            (864)          (719)            (498)
Other Income, Net                               589             293               82            115              100

Income (Loss) Before
Minority Interest                             7,438             598            9,478          3,230           (1,201)
and Income Taxes

Minority Interest                             4,087             (70)          (4,918)        (2,448)              --

Income Tax Expense (Credit)                     388              26              379            (21)             (44)

Income (Loss) from
    Continuing Operations                     2,963             502            4,181            803           (1,157)

Loss from Discontinued Operations                --          (3,679)          (8,528)          (281)          (5,602)

Net Income (Loss)                          $  2,963         $(3,177)        $ (4,347)      $    522          $(6,759)

Weighted Average Common
Shares Outstanding                            4,327           4,245            4,214          4,159            4,134


Earnings (Loss) Per Share                  $    .68        $   (.75)        $  (1.03)      $    .13          $ (1.63)

Earnings (Loss) Per Share
      Assuming Dilution                         .58            (.75)           (1.03)           .12            (1.63)

Balance Sheet Data
---------------------------------------------------------------------------------------------------------------------

Working Capital                            $  9,066        $  2,040         $  2,165       $ 10,192          $ 5,402
Total Assets                                 39,092          22,010           34,994         43,781           29,015
Long-term Debt                               12,704           8,092            9,957         13,506           10,777
Shareholders' Equity (Deficit)                  331          (2,703)              77          4,186            3,536
Book Value per Share                            .08            (.64)             .02           1.00              .86


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The consolidated statements of income summarize operating results for the last three years. This section of Management's Discussion highlights the main factors affecting the changes in operating results during the three-year period.

2002 VERSUS 2001
(Dollars in Thousands)                                                                       2001 to
                                                                                              2002
                                                    2002                   2001              Change
                                           ----------------------------------------------------------

Net sales                                  $104,684     100.0%    $ 48,934      100.0%        113.9%
Cost of goods sold                           79,748      76.2%      38,184       78.0%        108.9%
Gross profit                                 24,936      23.8%      10,750       22.0%        132.0%
Selling and promotion expenses                2,014       1.9%       1,209        2.5%         66.6%
General and administrative expenses          13,501      12.9%       8,689       17.8%         55.4%
Compensation expense from redemption
    of warrants and options                   2,096       2.0%          --         --%           --%
Operating income                              7,325       7.0%         852        1.7%        759.7%
Interest expense                               (476)      (.4%)       (547)      (1.1%)       (13.0%)
Other income                                    589        .6%         293         .6%        101.0%
Income before income taxes
     and minority interest                    7,438       7.1%         598        1.2%      1,143.8%
Minority interest                             4,087       3.9%         (70)       (.2%)          --%
Income tax expense                              388       0.4%          26          --          -- %

Income from continuing operations          $  2,963       2.8%    $    502        1.0%        490.2%

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

The OEM automotive supply sales generated $14.4 million more gross profit in 2002 compared to 2001. Gross profit from automotive parts and products decreased slightly in 2002 compared to 2001.

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


2001 VERSUS 2000
(Dollars in Thousands)                                                                      2000 to
                                                                                             2001
                                                   2001             2000                    Change
                                           ---------------------------------------------------------
Net sales                                  $ 48,934     100.0%    $ 75,315      100.0%        (35.0%)
Cost of goods sold                           38,184      78.0%      56,719       75.3%        (32.7%)
Gross profit                                 10,750      22.0%      18,596       24.7%        (42.2%)
Selling and promotion expenses                1,209       2.5%         927        1.2%         30.4%
General and administrative expenses           8,689      17.8%       7,409        9.9%         17.3%
Operating income                                852       1.7%      10,260       13.6%        (91.7%)
Interest expense                               (547)     (1.1%)       (864)      (1.1%)       (36.7%)
Other income                                    293        .6%          82         .1%        257.3%
Income before income taxes
    and minority interest                       598       1.2%       9,478       12.6%        (93.7%)
Minority interest                               (70)      (.2%)     (4,918)      (6.5%)       (98.6%)
Income tax expense                               26         --         379         .5%        (93.1%)

Income from continuing operations          $    502       1.0%    $  4,181        5.6%        (88.0%)

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     STARCRAFT CORPORATION AND SUBSIDIARIES

                                 Goshen, Indiana

                        CONSOLIDATED FINANCIAL STATEMENTS
           September 29, 2002, September 30, 2001 and October 1, 2000




                                    CONTENTS



REPORT OF INDEPENDENT AUDITORS ...............................................1


CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS .............................................2

     CONSOLIDATED STATEMENTS OF INCOME........................................4

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY .........................5

     CONSOLIDATED STATEMENTS OF CASH FLOWS ...................................6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..............................7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Starcraft Corporation and Subsidiaries
Goshen, Indiana


We have audited the accompanying consolidated balance sheets of Starcraft Corporation and Subsidiaries as of September 29, 2002 and September 30, 2001 and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended September 29, 2002, September 30, 2001 and October 1, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Starcraft Corporation and Subsidiaries as of September 29, 2002 and September 30, 2001 and the consolidated results of their operations and their cash flows for the years ended September 29, 2002, September 30, 2001 and October 1, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ Crowe, Chizek and Company LLP
                                             Crowe, Chizek and Company LLP

Elkhart, Indiana
November 22, 2002



                             STARCRAFT CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                            September 29, 2002 and September 30, 2001
----------------------------------------------------------------------------------------------


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
                                                                 ============     ============

                                   CONSOLIDATED STATEMENTS OF INCOME
               For the years ended September 29, 2002, September 30, 2001 and October 1, 2000

-----------------------------------------------------------------------------------------------------

                                                           2002            2001            2000
                                                           ----            ----            ----
                                                       (dollars in thousands, except per share data)

Net sales                                              $    104,684   $     48,934     $     75,315

Cost of goods sold                                           79,748         38,184           56,719
                                                       ------------   ------------     ------------
Gross profit                                                 24,936         10,750           18,596

Operating expenses
     Selling and promotion                                    2,014          1,209              927
     General and administrative                              13,501          8,689            7,409
     Compensation expense from warrant and
       option redemption                                      2,096              -                -
                                                       ------------   ------------     ------------
Operating income                                              7,325            852           10,260

Nonoperating (expense) income
     Interest                                                  (476)          (547)            (864)
     Other income, net                                          589            293               82
                                                       ------------   ------------     ------------
                                                                113           (254)            (782)
                                                       ------------   ------------     ------------

Income from continuing operations before
  minority interest and income taxes                          7,438            598            9,478

Minority interest                                             4,087             70            4,918
                                                       ------------   ------------     ------------
Income from continuing operations before
  income taxes                                                3,351            528            4,560

Income taxes                                                    388             26              379
                                                       ------------   ------------     ------------


Income from continuing operations                             2,963            502            4,181

Loss from discontinued operations, net of income
  tax expense of  $24 in 2001 and $60 in 2000                     -         (4,031)          (8,528)

Gain on sale of discontinued business, net of income
  tax of $ -0- in 2001                                            -            352                -
                                                       ------------   ------------     ------------
Net income (loss)                                      $      2,963   $     (3,177)    $     (4,347)
                                                       ============   ============     ============
Earnings (loss) per common share, basic                $        .68   $      (.75)     $     (1.03)

Earnings (loss) per common share, assuming dilution    $        .58   $      (.75)     $     (1.03)


                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            For the years ended September 29, 2002, September 30, 2001 and October 1, 2000

                                               Outstanding                  Additional
                                                 Common        Common         Paid-In     Accumulated
                                                 Shares         Stock         Capital       Deficit        Total
                                                 ------         -----         -------       -------        -----
                                                              ---------------(dollars in thousands)----------------


Balance, October 4, 1999                         4,176,928    $   14,144    $    1,008    $  (10,966)    $    4,186
     Net loss                                            -             -             -        (4,347)        (4,347)
     Issuance of common stock                       68,131           238             -             -            238
                                                 ---------    ----------    ----------    ----------     ----------
Balance, October 1, 2000                         4,245,059        14,382         1,008       (15,313)            77

     Net loss                                                                                 (3,177)        (3,177)
     Stock option compensation                           -             -           378             -            378
     Issuance of common stock                       10,000            19             -                           19
                                                 ---------    ----------    ----------    ----------     ----------
Balance, September 30, 2001                      4,255,059        14,401         1,386       (18,490)        (2,703)

     Net income                                          -             -             -         2,963          2,963
     Stock option redemption                             -             -          (378)            -           (378)
     Issuance of common stock                      199,000           449             -             -            449
                                                 ---------    ----------    ----------    ----------     ----------
Balance, September 29, 2002                      4,454,059    $   14,850    $    1,008    $  (15,527)    $      331
                                                 =========    ==========    ==========    ==========     ==========

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the years ended September 29, 2002, September 30, 2001 and October 1, 2000
----------------------------------------------------------------------------------------------------------------
                                                                           2002            2001            2000
                                                                           ----            ----            ----
                                                                                  (dollars in thousands)
Cash flows from operating activities
Income from continuing operations                                      $      2,963   $        502     $      4,181
Adjustments to reconcile income from continuing
  operations to net cash from operating activities
     Compensation expense from warrants and options                           2,096            378                -
     Depreciation and amortization                                              766          1,241            1,031
     Gain on sale of equipment                                                  (85)             -                -
     Minority interest                                                        1,834           (930)            (611)
     Changes in operating assets and liabilities
         Receivables                                                        (10,979)        (2,280)           4,114
         Inventories                                                         (3,568)           (43)           5,748
         Accounts payable                                                     6,060             (3)          (1,682)
         Accrued expenses                                                       882         (1,273)           1,512
         Other                                                                 (689)          (307)            (983)
                                                                       ------------   ------------     ------------
              Net cash from continuing operations                              (720)        (2,715)          13,310
Net loss from discontinued operations                                             -         (4,031)          (8,528)
                                                                       ------------   ------------     ------------
     Net cash from operating activities                                        (720)        (6,746)           4,782

Cash flows from investing activities
Collection of notes receivable, net                                             358            106                -
Purchase of property and equipment                                           (2,943)          (811)            (962)
Proceeds from sale of property and equipment                                     42              5              200
Proceeds from sale of conversion vehicle business                                 -            277                -
Proceeds from sale of bus and mobility vehicle business                           -          8,000                -
                                                                       ------------   ------------     ------------
     Net cash from investing activities                                      (2,543)         7,577             (762)

Cash flows from financing activities
Proceeds from revolving credit agreement                                     15,149          7,657            6,755
Payments of revolving credit agreement                                      (10,537)        (4,065)          (9,189)
Payments of long-term debt                                                     (814)        (5,436)          (1,058)
Redemption and cancellation of warrants and options                          (1,000)             -                -
Issuance of common stock                                                        449             19              166
                                                                       ------------   ------------     ------------
     Net cash from financing activities                                       3,247         (1,825)          (3,326)
                                                                       ------------   ------------     ------------
Net change in cash and cash equivalents                                         (16)          (994)             694

Cash and cash equivalents at beginning of year                                  300          1,294              600
                                                                       ------------   ------------     ------------
Cash and cash equivalents at end of year                               $        284   $        300     $      1,294
                                                                       ============   ============     ============
Supplemental disclosure of cash flow information
     Interest paid$                                                             473   $      1,335     $      1,380
     Income taxes paid                                                          137            259              454

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

Discontinued operations had the following effect on sales and gross profit.

                                    2002            2001             2000
                                    ----            ----             ----
     Net sales                     $   -          $ 33,483        $ 52,026
     Gross profit (loss)               -             1,163          (1,300)

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

Other Income: Other income is comprised of royalty payments from parties that license the use of the Starcraft brand name and other miscellaneous items. In 2002, other income also included $332 related to cancellation of debt owed to a former vendor of the van conversion business.

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

NOTE 3 - INVENTORIES

The composition of inventories at September 29, 2002 and September 30, 2001 is as follows:

                                                              2002       2001
                                                              ----       ----
     Raw materials                                         $ 7,568     $  4,582
     Finished goods                                            723          262
                                                           -------     --------
                                                             8,291        4,844
     Allowance for slow-moving and obsolete inventories         87          208
                                                           -------     --------
                                                           $ 8,204     $  4,636
                                                           =======     ========

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

Annual maturities of long-term debt under these revolving credit agreements are as follows:

                            2003         $       -
                            2004            12,704
                                         ---------
                                         $  12,704
                                         =========

The weighted average interest rate on outstanding borrowings as of September 29, 2002 was 5.30% (6.57% at September 30, 2001).

NOTE 6 - INCOME TAXES

Federal and state income taxes allocated to continuing operations, all of which were domestic, consist of the following:


                                                  2002     2001       2000
         Current
              Federal                           $    -    $    -     $    -
              State                                388        26        379
                                                ------    ------     ------
                                                $  388    $   26     $  379
                                                ======    ======     ======


The provisions for income taxes are different from amounts that would otherwise be computed by applying a federal statutory rate of 34% to income from continuing operations before income taxes. A reconciliation of the differences is as follows:

                                                   2002      2001         2000
         Rate applied to pretax income from
              continuing operations             $ 1,139     $  180     $ 1,550
         State income taxes - net                   255         17         250
         Utilization of net operating
              loss carryforwards                 (1,006)      (182)     (1,436)
         Other, net                                   -         11          15
                                                -------     ------     -------
                                                $   388     $   26     $   379
                                                =======     ======     =======



The composition of the deferred tax assets and liabilities at September 29, 2002 and September 30, 2001 is shown below:


                                                                2002           2001
                                                                ----           ----
         Deferred tax assets
              Inventories                                   $       162    $       246
              Accrued warranty                                      174            181
              Other accrued liabilities                             587            502
              Goodwill                                               77             84
              Alternative minimum tax credit carryforward           278            278
              Net operating loss carryforwards                    5,215          6,221
                                                            -----------    -----------
         Total deferred tax assets                                6,493          7,512
         Valuation allowance                                     (6,338)        (7,206)
                                                            -----------    -----------
                                                                    155            306
         Deferred tax liabilities
              Accelerated depreciation                             (155)          (306)
                                                            -----------    -----------
         Net deferred tax asset (liability)                 $         -    $         -
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

A summary of the Company's stock option and warrant activity and related information under the stock option plans and warrants for the years ended September 29, 2002, September 30, 2001 and October 1, 2000 follows:

                                             2002                        2001                      2000
                                   ----------------------       ----------------------       ---------------------
                                                 Weighted                     Weighted                    Weighted
                                                  Average                      Average                     Average
                                                 Exercise                     Exercise                    Exercise
                                    Options        Price        Options         Price        Options        Price
                                    -------      --------       -------       --------       -------      --------
Outstanding at
  beginning of year                1,713,283     $  3.07        1,082,849    $   3.50         969,849     $  2.86
Granted                               30,000        4.50          962,000        2.99         277,000        6.83
Canceled                             (66,000)       7.00         (294,566)       4.26         (26,500)       4.88
Redeemed                            (860,000)       2.67                -        -                  -            -
Exercised                           (199,000)       2.25          (10,000)       1.88         (59,000)       2.83
Expired                               (7,500)       4.75          (27,000)       4.81         (78,500)       7.44
                                   ---------     -------        ---------    --------       ---------     -------
Outstanding at
  end of year                        610,783     $  3.53        1,713,283    $   3.07       1,082,849     $  3.50
                                   =========     =======        =========    ========       =========     =======
Exercisable at end of year           389,375     $  3.33        1,394,042    $   2.95         905,943     $  2.83
                                   =========     =======        =========    ========       =========     =======


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
     Expected option life                                  4 years               4 years               4 years

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information follows:

                                                                     2002           2001          2000
                                                                     ----           ----          ----

Proforma net income (loss)                                      $     2,674     $   (4,316)    $    (5,165)
Proforma net income (loss) per share, basic                     $       .62     $    (1.02)    $     (1.23)
Proforma net income (loss) per share, diluted                   $       .52     $    (1.02)    $     (1.23)


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


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment. Rent expense charged to continuing operations for 2002, 2001 and 2000 was $1,404, $1,126 and $841, respectively. Rent expense charged to discontinued operations for 2001 and 2000 was $16 and $92, respectively. Future minimum annual lease commitments at September 29, 2002 for long-term noncancelable operating leases are as follows:

                                        2003               $      2,006
                                        2004                      1,753
                                        2005                      1,663
                                        2006                      1,348
                                        2007                      1,203
                                                           ------------
                                                           $      7,973
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

                                                                     Quarter Ended
                                                                     -------------
                                            December 30,     March 31,      June 30,     September 29,
                                                2001           2002           2002           2002
                                                ----           ----           ----           ----

     Net sales                               $  20,910       $  23,171      $ 29,403       $  31,200
     Gross profit                                4,898           5,932         7,571           6,535
     Net income (loss)                             892           1,080         1,937            (946)
     Basic earnings (loss) per share               .21             .25           .44            (.21)
     Diluted earnings (loss) per share             .20             .22           .38            (.21)

                                                                     Quarter Ended
                                                                     -------------
                                            December 31,     April 1,        July 1,     September 30,
                                                2000           2001           2001           2001
                                                ----           ----           ----           ----

     Net sales                               $  18,759       $  23,225      $ 25,024       $  15,409
     Gross profit                                1,533           2,415         4,340           3,625
     Net income (loss)                          (2,146)         (1,783)        1,214            (462)
     Basic earnings (loss) per share              (.51)           (.42)          .29            (.11)
     Diluted earnings (loss) per share            (.51)           (.42)          .28            (.11)


                                                                     Quarter Ended
                                                                     -------------
                                             January 2,      April 2,        July 2,      October 1,
                                                2000           2000           2000           2000
                                                ----           ----           ----           ----

     Net sales                               $  36,193       $  36,355      $ 33,081       $  21,712
     Gross profit (loss)                         7,005           6,456         5,024          (1,189)
     Net income (loss)                             553             765          (277)         (5,388)
     Basic earnings (loss) per share               .13             .18          (.07)          (1.27)
     Diluted earnings (loss) per share             .12             .16          (.07)         (1.27)

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

The table below presents information about segments used by the chief operating decision maker of the Company for 2002, 2001 and 2000. This information has been restated to conform with the presentation of discontinued operations:

                                           2002           2001          2000
                                        ---------     ---------       --------
Net sales by geographic region:
     OEM automotive supply
       Domestic                         $ 102,058     $  43,694       $ 73,162

     Automotive parts and products
         Domestic                           2,364         4,953          2,014
         Export                               262           287            139
                                        ---------     ---------       --------
                                        $ 104,684     $  48,934       $ 75,315
                                        =========     =========       ========


Operating segment income:
     OEM automotive supply              $   4,740     $     347       $  5,467
     Automotive parts and products           (194)          981             44
                                        ---------     ---------       --------
                                        $   4,546     $   1,328       $  5,511
                                        =========     =========       ========

Total assets:
     OEM automotive supply              $  36,026     $  17,504       $ 12,281
     Automotive parts and products          3,066         4,506          4,550
     Discontinued operations                    -             -         18,163
                                        ---------     ---------       --------
                                        $  39,092     $  22,010       $ 34,994
                                        =========     =========       ========

The following provides a reconciliation of segment information to consolidated information.

                                           2002          2001            2000
                                        ---------     ---------       --------
     Operating segment income           $   4,546     $   1,328       $  5,511
     Nonoperating income (expense)            113          (254)          (782)
     Income taxes                            (388)          (26)          (379)
     Unallocated corporate expenses        (1,308)         (546)          (169)
                                        ---------     ---------       --------
     Income from continuing operations  $   2,963     $     502       $  4,181
                                        =========     =========       ========

The following specified amounts are included in the measure of segment income reviewed by the chief operating decision maker:

                                           2002          2001            2000
                                        ---------     ---------       --------

Depreciation and amortization expense
     OEM automotive supply              $     550     $     319       $    174
     Automotive parts and products            216            63             58
     Discontinued operations                    -           859            799
                                        ---------     ---------       --------
                                        $     766     $   1,241       $  1,031
                                        =========     =========       ========


The information below contains information regarding significant customer concentrations by segment for sales and accounts receivable. The OEM automotive supply has one significant customer.

Sales by segment for this major customer are as follows:

                                           2002         2001            2000
                                        ---------     ---------       --------
     OEM automotive supply              $ 102,058     $  43,694       $ 73,162
     Automotive parts and products              -             -              -
     Discontinued operations                    -             -          5,423

Significant customer concentrations in accounts receivable for the Company's major customer are as follows:

                                           2002          2001           2000
                                        ---------     ---------       --------
     OEM automotive supply              $  21,853        10,803       $  8,071
     Automotive parts and products              -             -              -
     Discontinued operations                    -             -             25

NOTE 15 - EARNINGS (LOSS) PER SHARE

A reconciliation of the numerators and denominators of the basic earnings (loss) per common share and earnings (loss) per common share assuming dilution computations for the years ended September 29, 2002, September 30, 2001 and October 1, 2000 is presented below.

                                                         2002           2001           2000
                                                      ---------       --------      ---------
Earnings (loss) per share, basic
Net income (loss) available to
  common shareholders                                 $   2,963       $  3,177)     $  (4,347)
                                                      =========       ========      =========
Weighted average common shares
  Outstanding (in thousands)                              4,327          4,245          4,214

Earnings (loss) per share (EPS), basic                $     .68       $   (.75)     $   (1.03)
                                                      =========       ========      =========
Basic EPS - continuing operations                     $     .68       $    .12      $     .99
                                                      =========       ========      =========
Basic EPS - discontinued operations                   $       -       $   (.87)     $   (2.02)
                                                      =========       ========      =========
Earnings (loss) per share assuming dilution
Net income (loss) available to
  common shareholders                                 $   2,963       $ (3,177)     $  (4,347)
                                                      =========       ========      =========
Weighted average common shares
  Outstanding (in thousands)                              4,327          4,245          4,214

Add:  dilutive effects of assumed
  conversions and exercises of
     stock options (in thousands)                           773              -              -
                                                      ---------       --------      ---------
Weighted average common and dilutive
  potential common shares outstanding (in thousands)      5,100          4,245          4,214

Earnings (loss) per share (EPS) assuming dilution     $     .58       $   (.75)     $   (1.03)
                                                      =========       ========      =========
Dilutive EPS - continuing operations                  $     .58       $    .12      $     .99
                                                      =========       ========      =========
Dilutive EPS - discontinued operations                $       -       $   (.87)     $   (2.02)
                                                      =========       ========      =========

Stock options were not considered in computing loss per common share for 2001 or 2000 because they were antidilutive.

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company paid administrative and engineering support in the amounts of $5,144 and $2,838 for 2002 and 2001, respectively to the Company's partner in Tecstar. These expenses were in support of existing and potential new projects at Tecstar.

                                     PART IV


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

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Starcraft Corporation and Subsidiaires
Goshen, Indiana

We have auditied the consolidated financial statements of Starcraft Corporation and Subsidiaries as of September 29, 2002 and September 30, 2001 and for the years ended September 20, 2002, September 30, 2001 and October 1, 2000 and have issued our report thereon dated November 22, 2002. Our audits aso included the information for the years ended September 29, 2002, September 30, 2001 and October 1, 2000 in the financial statement schedule listed in Item 15 of this Annual Report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule rferred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information as of September 29, 2002 and September 30, 2001 and for the years ended September 29, 2002, September 30, 2001 and October 1, 2000 set forth therein.


                                        /s/ Crowe, Chizek and Company LLP
                                        Crowe, Chizek and Company LLP

Elkhart, Indiana
November 22, 2002

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

                                                   STARCRAFT CORPORATION

DATE: December 31, 2002                            By: /s/ Kelly L. Rose
                                                       -------------------------
                                                       Kelly L. Rose,
                                                       Chairman, President and
                                                       Chief Executive Officer

                                  CERTIFICATION

     By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report as amended fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report as amended fairly presents, in all material respects, the financial condition and results of operations of Starcraft Corporation.

Signed this 31st day of December, 2002



/s/ Kelly L.  Rose                                 /s/ Timothy  L. Burke
----------------------------------------           -----------------------------
Kelly L.  Rose                                     Timothy L. Burke
Chairman, President and Chief                      Chief Financial Officer
    Executive Officer

                                  CERTIFICATION


I, Kelly L.  Rose, certify that:

1. I have reviewed this annual report on Form 10-K of Starcraft Corporation as amended by the annual report on Form 10-K/A-1 (the "annual report");

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

Signed this 31st day of December, 2002



/ s / Kelly L.  Rose
---------------------
Kelly L.  Rose
Chairman, President and Chief
   Executive Officer

                                  CERTIFICATION


I, Timothy  L. Burke, certify that:

1. I have reviewed this annual report on Form 10-K of Starcraft Corporation as amended by the annual report on Form 10-K/A-1 (the "annual report");

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

Signed this 31st day of December, 2002



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

     4.15      Loan  Agreement  by  and  between   Starcraft
               Corporation  and Comerica Bank dated June 28,
               2002.  Incorporated  by  reference to Exhibit
               4.15 to the  Registrant's  Form  10-K for the
               year ended September 29, 2002.                         *

     4.16      Promissory Note from Starcraft Corporation to
               G. Ray  Stults  in the  principal  amount  of
               $803,900  dated  as of  September  26,  2002.
               Incorporated  by reference to Exhibit 4.16 to
               the Registrant's Form 10-K for the year ended
               September 29, 2002.                                    *

     4.17      Promissory Note from Starcraft Corporation to
               Kelly  L.  Rose in the  principal  amount  of
               $670,220  dated  as of  September  26,  2002.
               Incorporated  by reference to Exhibit 4.17 to
               the Registrant's Form 10-K for the year ended
               September 29, 2002.                                    *

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

     21        Subsidiaries of the Registrant.  Incorporated
               by   reference   to   Exhibit   21   to   the
               Registrant's  Form  10-K for the  year  ended
               September 29, 2002.                                    *

     23.1      Consent of Crowe,  Chizek and Company LLP.             [ ]


---------------

*        Incorporated by reference as indicated in the description.