Form 10-Q
period 2002-12-29
STARCRAFT CORP /IN/
filed 2003-02-06
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the quarter ended December 29, 2002

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


                              Post Office Box 1903
                               2703 College Avenue
                              Goshen, Indiana 46528
                (Address of principal executive offices/zip code)

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

                        Yes  :                                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: January 27, 2003 - 4,509,342 shares of Common Stock, without par value.

                                    - INDEX -



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

    Item 1.    Financial Statements

               Balance Sheets - December 29, 2002 (unaudited)                  1
               and September 29, 2002 (Audited)

               Statements of Operations (Unaudited) for the three month        2
               periods ended December 29, 2002 and December 30, 2001

               Statements of Cash Flow (Unaudited) for the three month 3 periods ended December 29, 2002 and December 30, 2001

               Notes to Financial Statements                                 4-7

    Item 2.    Management's Discussion and Analysis                         8-11

    Item 4.    Controls and Procedures                                        12



PART II.          OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K                               13



SIGNATURES                                                                    14

CERTIFICATIONS                                                             15-19


PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

                                                                            (Unaudited)                  (Audited)
BALANCE SHEETS                                                           December 29, 2002         September 29, 2002
                                                                         -----------------         ------------------
                                                                                  (Dollars in Thousands)
ASSETS
Current Assets
     Cash and cash equivalents.......................                     $       366              $         284
     Accounts receivable trade, less allowance for doubtful
          accounts:  $280 at December 29, 2002
          and $288 at September 29, 2002.............                          20,463                     20,610
     Tooling and engineering services................                              42                      2,108
     Notes receivable................................                              63                         63
     Inventories  ...................................                           6,993                      8,204
     Other        ...................................                           4,239                      1,863
                                                                          -----------              -------------
         Total current assets........................                          32,166                     33,132

Property and Equipment
     Land, buildings, and improvements...............                           4,109                      3,820
     Machinery and equipment.........................                           5,816                      4,540
                                                                          -----------              -------------
                                                                                9,925                      8,360
     Less accumulated depreciation...................                          (3,165)                    (2,836)
                                                                          -----------              -------------
                                                                                6,760                      5,524

Other assets      ...................................                             553                        436
                                                                          -----------              -------------
                                                                          $    39,479              $      39,092
                                                                          ===========              =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Notes payable to related parties ...............                     $     1,474              $       1,474
     Accounts payable, trade.........................                          16,411                     18,058
     Accrued expenses:
         Warranty....................................                             856                        771
         Compensation and related expenses...........                           2,042                      2,302
         Taxes.......................................                             711                        440
         Indemnification reserves....................                             322                        346
         Other.......................................                             601                        675
                                                                          -----------              -------------
Total current liabilities                                                      22,417                     24,066

Long -Term Debt   ...................................                          10,995                     12,704
Commitments and Contingencies........................                              --                         --
Minority Interest in Subsidiary......................                           3,725                      1,991

Shareholders' Equity
     Preferred Stock, no par value;  authorized .....                             ---                        ---
             but unissued 2,000,000 shares
     Common Stock, no par value;
          10,000,000 shares authorized
          4,486,259 shares issued as of December 29, 2002
          and 4,454,059 shares as of September 29, 2002                        14,907                     14,850
      Additional paid-in capital.....................                           1,008                      1,008
     Accumulated deficit.............................                         (13,573)                   (15,527)
                                                                          -----------              -------------
          Total shareholders' equity ................                           2,342                        331
                                                                          -----------              -------------
                                                                          $    39,092              $      39,479
                                                                          ===========              =============

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF OPERATIONS

                                                              3 Months Ended
                                                -----------------------------------------
                                                     (Unaudited)           (Unaudited)
                                                 December 29, 2002      December 30, 2001
                                                 -----------------      -----------------
                                             (Dollars in thousands, except per share amounts)

Net Sales                                        $      39,882          $      20,910

Cost of Goods Sold .........................            31,015                 16,012
                                                 -------------          -------------
         Gross profit ......................             8,867                  4,898

Operating Expenses
     Selling and promotion .................               383                    267
     General and administrative                          4,489                  2,563
                                                 -------------          -------------

     Operating Income.......................             3,995                  2,068

Nonoperating (Expense) Income
     Interest, net .........................              (113)                  (101)
     Other, net   ..........................                43                     22
                                                 -------------          -------------
                                                           (70)                   (79)
                                                 -------------          -------------

     Income before minority
         interest and income taxes  ........             3,925                  1,989


Minority Interest in income of Subsidiary                1,734                  1,025
                                                 -------------          -------------
     Income before income taxes                          2,191                    964

Income Taxes                                               238                     72
                                                 --------------         --------------


     Net Income                                  $       1,953          $         892
                                                ==============          =============


Basic Earnings per share                         $        0.44          $        0.21
                                                 =============          =============

Dilutive earnings per share                      $        0.41          $        0.20
                                                 =============          =============

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF CASH FLOW

                                                                3 Months Ended
                                                 -------------------------------------------
                                                    (Unaudited)              (Unaudited)
                                                 December 29, 2002        December 30, 2001
                                                 -----------------        -----------------
                                                           (Dollars in Thousands)
Operating Activities
     Net Income    .........................     $           1,953        $             892
     Adjustments to reconcile net income
          to net cash from operations:
         Depreciation and amortization .....                   329                      195
         Minority Interest..................                 1,734                      776

     Change in operating
      assets and liabilities:
         Receivables  ......................                 2,213                   (1,687)
         Inventories  ......................                 1,211                      192
         Other current assets  .............                (2,376)                     103
         Accounts payable ..................                (1,647)                    (143)
         Accrued expenses ..................                    (2)                     (44)
                                                 -----------------        -----------------
         Net cash from operating activities.                 3,415                      284

Investing Activities
     Purchase of property and equipment                     (1,564)                    (120)
     Other assets  .........................                  (117)                       4
                                                 ------------------             -----------

         Net cash from investing activities                 (1,681)                    (116)

 Financing Activities
     Borrowings on credit agreements    ....                 2,036                      512
     Repayments on credit agreements    ....                (3,745)                    (483)
     Issuance of Common Stock...............                    57                       19
                                                 -----------------              -----------
         Net cash from financing activities                 (1,652)                      48

Increase  in Cash and Cash
     Equivalents ...........................                    82                      216
     Cash and cash equivalents at
        beginning of period.................                   284                      300
                                                 -----------------        -----------------
     Cash and cash equivalents at
        end of period.......................     $             366        $             516
                                                 =================        =================

NOTES TO FINANCIAL STATEMENTS

STARCRAFT CORPORATION

December 29, 2002



Note 1. Basis of Presentation

          The accompanying unaudited financial statements of Starcraft Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. Reference is made to the Company's audited financial statements set forth in its annual report on Form 10-K for its fiscal year ended September 29, 2002.

          In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three month period ended December 29, 2002 and the three month period ended December 30, 2001. The results of operations for the three months ended December 29, 2002 are not necessarily indicative of the results which may be expected for the fiscal year ending September 28, 2003.

Note 2. Inventories

          The composition of inventories is as follows (dollars in thousands):

                                                    (Unaudited)            (Audited)
                                                  December 29, 2002     September 29, 2002
                                                  -----------------     ------------------

        Raw Materials                               $       6,054          $   7,568
        Finished Goods                                      1,035                723
                                                   ---------------        ------------
                                                            7,089              8,291
        Allowance for slow-moving

            and obsolete inventories                          (96)               (87)
                                                  ----------------     ----------------

               Total                                $       6,993          $    8,204
                                                    ==============         ============

Note 3. Earnings Per Share

     The computation of basic and dilutive earnings per share follows (in thousands, except share and per share amounts):

                                                           3 Months  Ended
                                            ------------------------------------------
                                              (Unaudited)               (Unaudited)
                                            December 29, 2002        December 30, 2001
                                            -----------------        -----------------
Basic earnings per share
    Net income available
     to common stockholders                    $      1,953            $         892
                                               =============           =============

     Weighted average common
     shares outstanding                               4,462                    4,263
                                               ==============          =============


Basic earnings per share                       $       0.44            $        0.21
                                               ==============          =============


Dilutive earnings per share

     Net income available
     to common stockholders                    $      1,953            $         892
                                               =============           =============

     Weighted average common
     shares outstanding                               4,462                    4,263

     Add: Potential dilutive effects of
              incentive stock options                   333                      231
                                               ------------            -------------

     Weighted average potential
     dilutive common shares outstanding               4,795                    4,494
                                               ============            =============

Dilutive earnings per share                    $       0.41            $        0.20
                                              =============            =============

Note 4. Operating Segment Information

     The tables below present information about segments used by the chief operating decision maker of the Company for the three month periods ended December 29, 2002 and December 30, 2001. (Dollars in thousands; unaudited)

                                                           3 Months Ended
                                            ---------------------------------------------
                                            December 29, 2002           December 30, 2001
                                            -----------------          ------------------
Net sales by geographic region:
         OEM automotive supply
           Domestic                            $     39,069            $      20,164
           Export                                        --                       --

         Automotive parts and products:
          Domestic                                      770                      716
          Export                                         43                       30
                                               -------------           -------------
                                               $     39,882            $      20,910
                                               ============            =============

 Operating income (loss):
         OEM automotive supply
              (net of minority interest)       $      2,055            $       1,176
         Automotive parts and products                  (86)                     (69)
                                               ------------            -------------
                                               $      1,969            $       1,107
                                               ============            =============

     The  following   provides  a  reconciliation  of  segment   information  to
     consolidated information:

                                                           3 Months Ended
                                            ---------------------------------------------
                                            December 29, 2002           December 30, 2001
                                            -----------------          ------------------

Operating income:                              $      1,969            $       1,107
Non-operating expenses                                  (70)                     (79)
Federal and state income tax expense                   (238)                     (72)
Unallocated corporate income / (expense)                292                      (64)
                                               ------------            -------------
Net income:                                    $      1,953            $         892
                                               ============            =============



                                                                            (Audited)
                                            December 29, 2002           September 29, 2002
                                            -----------------           ------------------
Total Assets:
     OEM automotive supply                     $    36,248               $     36,026
     Automotive parts and products                   3,231                      3,066
                                               ------------              ------------
                                               $    39,479               $     39,092
                                               ============              ============

Note 5 - Notes Payable To Related Parties

On September 25, 2002, the Company reached an agreement to redeem and cancel 360,000 outstanding warrants and 500,000 outstanding stock options previously issued to two individuals, both of whom are currently directors and one of whom is an officer of the Company, as incentive for their guarantee of certain of the Company's debt. The total cost of the redemption was $2,474. The redemption price of $2,474 consisted of $1,000 in cash and notes payable of $1,474. The notes payable, which are unsecured, bear interest at 6.75% and are payable in equal monthly installments beginning in January 2003, with the final installment on or before June 15, 2003.



Note 6 - Warranty Expense

The Company's OEM Automotive Supply segment provides products to Original Equipment Manufacturers ("OEM") under warranty terms similar to terms offered by the OEM to its customers which is generally 3 years or 36,000 miles. The Company accrues an estimated liability for potential warranties at the time products are sold, based on past experience.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS


STARCRAFT CORPORATION



                              RESULTS OF OPERATIONS
             Comparison of the three months ended December 29, 2002
                  (First Quarter Fiscal Year 2003) to the three
                  months ended December 30, 2001 (First Quarter
                                Fiscal Year 2002)


Net sales for the quarter ended December 29, 2002 increased $19.0 million to $39.9 million from $20.9 million for the quarter ended December 30, 2001. OEM Automotive Supply sales increased $18.9 million to $39.1 million from $20.2 million. Three of the OEM Automotive Supply's plants were in production in the first quarter of fiscal 2003. A new fourth plant was in the start-up phase and is expected to begin commercial operation in the second quarter of fiscal 2003. Automotive parts and product sales increased $.1 million to $.8 million.

Gross profit increased to $8.9 million (22.2% of sales) for the first fiscal quarter of 2003 from $4.9 million (23.4% of sales) for the same quarter fiscal 2002. The increase in gross profits is attributable to the higher sales levels in the OEM Automotive Supply segment. The decrease in gross profit margin percentage was primarily due to sales of the H2 Hummer parts in the current quarter, which have a lower profit margin than the Company's other products. There were no H2 Hummer sales in the year earlier quarter.

Selling and promotion expense was $.4 million for the first quarter of fiscal 2003 quarter compared to $.3 million for the fiscal 2002 quarter. General and administrative expense was $4.5 million for the first quarter of fiscal 2003 quarter compared to $2.6 million for the fiscal 2002 quarter. These expenses are primarily attributed to higher salary and wage related expenses incurred in the OEM Automotive Supply segment to support higher sales and production levels. In addition, prototype expenses were $0.3 million in the current quarter, compared to $0.1 million in the year earlier period. The Company also incurred $0.2 million of expenses in the current quarter related to the change in OEM Automotive Supply's facility in Texas.

Interest expense was $.1 million, approximating prior year levels. Minority interest was $1.7 million, resulting from the Company owning 50% of the OEM Automotive Supply segment. Taxes increased to $0.2 million due to state income taxes on the higher income. The Company does not have federal income tax expense at this time, due to deferred tax assets recorded for existing net operating loss tax carry forwards generated from prior years losses.

SEASONALITY AND TRENDS

The Company's OEM automotive supply business' sales and profits are dependent on the automotive markets in the United States. The business is influenced by a number of factors including OEM plant shutdowns, model year changeovers, atypical weather for any sales region, interest rates, gasoline prices, and OEM programs affecting price and supply. The OEM automotive supply segment is dependent upon long-term contracts.


LIQUIDITY AND CAPITAL RESOURCES

Funds  available  from  operations  and under  the  Company's  revolving  credit
agreements  were  adequate  to  finance   operations  and  provide  for  capital
expenditures during the three months ended December 29, 2002.

Operations generated $3.4 million of cash in the first three months of fiscal 2003 compared to generating $0.3 million in the fiscal 2002 period. Trade receivables at December 29, 2002 were slightly lower than at September 29, 2002. Inventory balances at December 29, 2002 were $7.0 million, down $1.2 million from the balances on hand at September 29, 2002, primarily due to a reduction of inventory at the OEM automotive supply unit's Texas facility. The Texas facility had somewhat higher than normal inventory balances at September 29, 2002, due to the relocation to a new production facility in fiscal 2002. Other current assets were $4.2 million at December 29, 2002 compared to $1.9 million at September 29, 2002; this increase is primarily attributed to the investment in potential new sales programs by the OEM Automotive supply segment and timing of tooling and engineering reimbursements from customers.

In February 2002, the Company's OEM Automotive Supply segment ("Tecstar") entered into a $10 million revolving credit agreement with a new lending institution, which matures on April 1, 2004. In May 2002, the facility was amended to increase the size of the facility to accommodate growth in Tecstar's business. Advances under the amended agreement are limited to a specified percentage of eligible receivables and inventories, subject to a maximum of $15 million. At December 29, 2002, Tecstar had $9.3 million of outstanding advances under its revolving facility. The advances bear interest subject to a margin table with ranges of 1/2% below the prime rate to 1/2% above the prime rate, dependent upon Tecstar's tangible net worth. The borrowings are collateralized by substantially all of Tecstar's assets. This facility is subject to various loan covenants with which Tecstar is in compliance as of December 29, 2002.

In June 2002, the Company entered into a $2 million revolving credit agreement, which matures on April 1, 2004, with the same lending institution that provided Tecstar's credit facility. At December 29, 2002, the Company had $1.6 million of outstanding borrowings under its revolving credit facility. Advances under the revolving credit agreement bear interest at a rate of 1% over the prime rate and are collateralized by substantially all of the Company's assets. In addition, a portion of the credit facility is guaranteed by two individuals, both of whom are directors and one of whom is an officer of the Company. The facility is subject to various loan covenants with which the Company is in compliance as of December 29, 2002.

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


MANUFACTURING

All components for the OEM automotive supply segment are purchased from outside suppliers. The primary raw material used in the components is plastic that the Company believes is readily available from several sources. One of Tecstar's primary plastics vendors has recently experienced serious financial difficulties. To date, no supply problems have been encountered. However, to mitigate any potential supply disruptions, Tecstar has begun establishing relationships with additional suppliers.

The OEM Automotive Supply segment program related to the Shreveport, Louisiana facility is due to end in September 2003. Sales for this program were $3.6 million (9.0% of total company sales), $2.6 million (12.4% of total company sales) and $9.4 million (9.0% of total company sales) for the first quarter of 2003, first quarter of 2002 and fiscal year 2002, respectively. GM has announced plans to introduce a replacement vehicle to be produced in GM's Shreveport, Louisiana facility. The Company intends to aggressively pursue any new business in Shreveport, but is uncertain of the outcome at this time.

The Company's OEM Automotive Supply segment provides products to Original Equipment Manufacturers under warranty terms similar to these offered by the OEM to its customers. The Company accrues an estimated liability for potential warranties at the time products are sold, based on past claims experience.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

In the course of normal business and in the preparation of its consolidated financial statements in accordance with accounting principles generally accepted in the United States, Management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Some of the more significant policies include:

Revenue Recognition: The Company generally manufactures products based on specific orders from customers. Shipments are generally made by common carrier after receiving authorization from the customer, and revenue is recognized upon shipment under FOB factory terms.

Warranties: The Company follows the policy of accruing an estimated liability for warranties at the time the warranted products are sold. The estimate is generally based on past claims experience.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The Company is depreciating buildings over periods of 15 to 50 years, building improvements over periods of 5 to 20 years, and equipment over periods of 3 to 12 years.

The foregoing discussion contains forward-looking statements regarding economic conditions and trends, adequacy of capital resources, seasonality and supply of, and demand for, the Company's products, and the prospects of Management's operating strategies, all of which are subject to a number of important factors which may cause the Company's projections to be materially inaccurate. Some of such factors are described in the Company's Form 10-K for the year ended September 29, 2002, under the subsection entitled "Discussion of Forward-Looking Information" which is incorporated herein by reference.

ITEM 4.           CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal financial controls or in other factors that could significantly affect such controls, nor any corrective actions with regard to significant deficiencies and material weaknesses in such controls.

PART II          OTHER INFORMATION


 Item 6.  Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed with this report

               10.1.1 Employment agreement between Starcraft Corporation and Michael H. Schoeffler, dated January 2, 2003.

          (b) No reports on Form 8-K were filed by the registrant for the Period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cuased this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STARCRAFT CORPORATION
                                        ---------------------
                                             Registrant



February 6, 2003                        By:  /s/ Timothy L. Burke
                                           ------------------------------------
                                           Timothy L. Burke
                                           Chief Financial Officer

                                  CERTIFICATION

     By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report (as amended) fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report (as amended) fairly presents, in all material respects, the financial condition and results of operations of Starcraft Corporation.

Signed this 6th day of February, 2003



/s/ Kelly L. Rose                              /s/ Timothy L. Burke
---------------------------------------        ---------------------------------
Kelly L.  Rose                                 Timothy L. Burke
Chairman and Chief Executive Officer           Chief Financial Officer

                                  CERTIFICATION

I, Kelly L.  Rose, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Starcraft Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signed this 6th day of February, 2003



/s/ Kelly L. Rose
-------------------------------------
Kelly L. Rose
Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Timothy L. Burke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Starcraft Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signed this 6th day of February, 2003


/s/ Timothy L. Burke
----------------------------------
Timothy L. Burke
Chief Financial Officer