Form 10-Q
period 2003-03-30
STARCRAFT CORP /IN/
filed 2003-05-08
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 30, 2003

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

                              Post Office Box 1903
                            1123 South Indiana Avenue
                              Goshen, Indiana 46526
                (Address of principal executive offices/zip code)

        Registrant's telephone number, including area code: 574/534-7827

                              Post Office Box 1903
                               2703 College Avenue
                              Goshen, Indiana 46526
                  (Former address if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes:  X                   No:

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes:                      No:  X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 30, 2003 - 4,747,802 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                             March 30, 2003
Form 10-Q


                                    - INDEX -



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

   Item 1.    Financial Statements

              Balance Sheets - March 30, 2003 (Unaudited)                      1
              and September 29, 2002 (Audited)

              Statements of Operations (Unaudited) for the three month         2
              periods ended March 30, 2003 and March 31, 2002 and the six month periods ended March 30, 2003 and March 31, 2002

              Statements of Cash Flow (Unaudited) for the six month            3
              periods ended March 30, 2003 and March 31, 2002

              Notes to Financial Statements                                  4-8

   Item 2.    Management's Discussion and Analysis
              of Financial Condition and Results of Operations              9-14

   Item 4.    Controls and Procedures                                         14


PART II.      OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders             15

   Item 6.    Exhibits and Reports on Form 8-K                                15



SIGNATURES                                                                 16-17


CERTIFICATIONS                                                             18-23


PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION
                                                                  (Unaudited)              (Audited)
BALANCE SHEETS                                                  March 30, 2003         September 29, 2002
                                                                --------------         ------------------
                                                                    (Dollars in Thousands)
ASSETS
Current Assets
     Cash and cash equivalents.......................            $     538                 $     284
     Accounts receivable, trade less allowance for
          doubtful accounts:  $100 at March 30, 2003
          and $288 at September 29, 2002.............               30,189                    20,610
     Tooling and engineering services................                2,277                     2,108
     Notes receivable................................                   98                        63
     Inventories  ...................................               10,101                     8,204
     Other        ...................................                4,109                     1,863
                                                                  --------                 ---------
         Total current assets........................               47,312                    33,132

Property and Equipment
     Land, buildings, and improvements...............                4,475                     3,820
     Machinery and equipment.........................                6,190                     4,540
                                                                   -------                 ---------
                                                                    10,665                     8,360
     Less accumulated depreciation...................              (3,496)                    (2,836)
                                                                  --------                 ---------
                                                                     7,169                     5,524
Other assets      ...................................                  524                       436
                                                                 ---------                 ---------
                                                                 $  55,005                 $  39,092
                                                                 =========                 =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Notes payable to related parties................            $     704                 $   1,474
     Accounts payable, trade.........................               23,810                    18,058
     Accrued expenses:
         Warranty....................................                  914                       771
         Compensation and related expenses...........                1,367                     2,302
         Taxes.......................................                1,012                       440
         Indemnification reserves....................                    0                       346
         Other.......................................                  841                       675
                                                                 ---------                 ---------
Total current liabilities............................               28,648                    24,066

Long -Term Debt   ...................................               15,454                    12,704
Commitments and Contingencies........................                   --                        --
Minority Interest in Subsidiary......................                5,475                     1,991

Shareholders' Equity
     Preferred Stock, no par value; authorized
             but unissued 2,000,000 shares...........                   --                        --
     Common Stock, no par value;
          10,000,000 shares authorized
          4,736,202 shares issued as of March 30, 2003
          and 4,679,519 shares as of September 29, 2002             14,963                    14,850
      Additional paid-in capital.....................                1,008                     1,008
     Accumulated deficit.............................              (10,543)                  (15,527)
                                                                 ---------                 ---------
          Total shareholders' equity.................                5,428                       331
                                                                 ---------                 ---------
                                                                 $  55,005                 $  39,092
                                                                 =========                 =========


PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

STATEMENTS OF OPERATIONS - Unaudited


                                                             3 Months Ended                              6 Months Ended
                                                -------------------------------------         -----------------------------------


                                                March  30, 2003        March 31, 2002         March 30, 2003       March 31, 2002
                                                ---------------        --------------         --------------       --------------

                                                                   (Dollars in thousands, except per share amounts)

Net Sales                                        $      47,171          $     23,171           $     87,052         $     44,081

Cost of Goods Sold .........................            36,700                17,239                 67,715              3,251
                                                 --------------         ------------           ------------         ------------
         Gross profit ......................            10,471                 5,932                 19,337               10,830

Operating Expenses
     Selling and promotion .................               468                   612                    851                  879
     General and administrative.............             4,022                 3,121                  8,511                5,684
                                                 -------------          ------------           ------------         ------------

     Operating Income                                    5,981                 2,199                  9,975                4,267

Nonoperating (Expense) Income
     Interest, net .........................              (103)                 (135)                  (216)                (236)
     Other, net   ..........................               (24)                   44                     19                   66
                                                 -------------          ------------           ------------         ------------
                                                          (127)                                         (91)                (197)
                                                 -------------          ------------           ------------         ------------
(170)
     Income Before Minority Interest
         and Income Taxes...................             5,854                 2,108                  9,778                4,097

Minority Interest in Income of Subsidiary                2,746                   938                  4,480                1,963
                                                 -------------          ------------           ------------         ------------

     Income Before Income Taxes                          3,108                 1,170                  5,298                2,134

Income Taxes                                               203                    90                    441                  162
                                                 -------------          ------------           ------------         ------------

     Net Income                                  $       2,905          $      1,080           $      4,857         $      1,972
                                                 =============          ============           ============         ============

Basic Earnings Per Share                         $        0.61          $       0.24           $       1.03         $       0.44
                                                 =============          ============           ============         ============

Dilutive Earnings Per Share                      $        0.56          $       0.21           $       0.95         $       0.40
                                                 =============          ============           ============         ============



PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements



STARCRAFT CORPORATION

STATEMENTS OF CASH FLOW - Unaudited


                                                                                     6 Months Ended
                                                                    -------------------------------------------------
                                                                    March 30, 2003                     March 31, 2002
                                                                    --------------                     --------------
                                                                             (Dollars in Thousands)
Operating Activities
     Net income   ..........................                         $      4,857                       $      1,972
     Adjustments to reconcile net income
        to net cash from operations:
     Depreciation and amortization .........                                  660                                359
     Minority interest......................                                3,484                              1,210

     Change in operating assets and liabilities:
         Receivables  ......................                               (9,783)                            (4,450)
         Inventories  ......................                               (1,897)                               168
         Other    ..........................                               (2,246)                              (191)
         Accounts payable ..................                                5,752                                594
         Accrued expenses ..................                                 (400)                              (287)
                                                                     ------------                       ------------
     Net cash from operating activities ....                                  427                               (625)
                                                                     ------------                       ------------

Investing Activities
     Purchase of property and equipment                                    (2,305)                              (500)
     Other assets...........................                                  (88)                              (401)
                                                                     ------------                       ------------
         Net cash from investing activities                                (2,393)                              (901)
                                                                     ------------                       ------------

 Financing Activities
     Borrowings on credit agreements    ....                                7,272                              5,063
     Repayments on credit agreements    ....                               (4,522)                            (3,659)
     Payments on notes to related parties...                                 (770)                                --
     Issuance of common stock...............                                  113                                 21
     Other..................................                                  127                                 --
                                                                     ------------                       ------------
         Net cash from financing activities                                 2,220                              1,425
                                                                     ------------                       ------------

Increase (Decrease) in Cash and Cash
     Equivalents ...........................                                  254                               (101)
     Cash and cash equivalents at
        beginning of period.................                                  284                                300
                                                                     ------------                       ------------
     Cash and cash equivalents at
        end of period.......................                         $        538                       $        199
                                                                     ============                       ============

NOTES TO FINANCIAL STATEMENTS

STARCRAFT CORPORATION

March 30, 2003

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

In the opinion of the management of the Company, the unaudited financial statements contain all adjustments necessary for a fair statement of the results of operations for the three month and six-month periods ended March 30, 2003 and March 31, 2002. The results of operations for the six months ended March 30, 2003 are not necessarily indicative of the results which may be expected for the year ending September 28, 2003.

Note 2. Principles of Consolidation

The Company has a 50% ownership interest in each of Tecstar, LLC and Tecstar Manufacturing Canada Limited (collectively "Tecstar"). The accounts of Tecstar are included in these consolidated financial statements as the Company is deemed to exercise effective control over Tecstar's financial policies through its representation on the Boards of Managers, participation in policymaking processes, and interchange of managerial personnel.

The Tecstar Board of Managers is made up of three members and has powers and authorities similar to a corporation's board of directors. The Company has appointed two of the three members (67%). In addition, Starcraft Corporation executive officers also hold two key positions within Tecstar; the Chairman and Chief Executive Officer and the Chief Financial Officer. Each is actively involved in Tecstar's policymaking decisions.

Note 3. Inventories

The composition of inventories is as follows (dollars in thousands):

                                         (Unaudited)              (Audited)
                                        March 30, 2003        September 29, 2002

       Raw Materials                      $   9,133               $  7,568
       Finished Goods                         1,118                    723
                                          ---------               --------
                                             10,251                  8,291
       Allowance for slow-moving
       and obsolete inventories                (150)                   (87)
                                          ---------               --------

                        Total             $   10,101              $  8,204
                                          ==========              ========

STARCRAFT CORPORATION

March 30, 2003


Note 4. Earnings Per Share

The computation of basic and dilutive earnings per share follows (in thousands, except share and per share amounts):

                                                  3 Months Ended (Unaudited)               6 Months Ended (Unaudited)
                                             ---------------------------------        ------------------------------------

                                            March 30, 2003        March 31, 2002       March 30, 2003       March 31, 2002
                                            --------------        --------------       --------------       --------------
Basic earnings per share
    Net income available
     to common stockholders                  $      2,905          $       1,080        $      4,857         $      1,972
                                             ============          =============        ============         ============

     Weighted average common
     shares outstanding                             4,733                  4,492               4,710                4,490
                                             ============          =============        ============         ============

Basic earnings per share                     $       0.61          $        0.24        $       1.03         $       0.44
                                             ============          =============        ============         ============
Dilutive earnings per share

     Net income available
     to common stockholders                  $      2,905          $       1,080        $      4,857         $      1,972
                                             ============          =============        ============         ============

     Weighted average common
     shares outstanding                             4,733                  4,492               4,710                4,490

     Add: Dilutive effects of
              incentive stock options                 417                    647                 396                  452
                                             ------------          -------------        ------------         ------------


     Weighted average potential
     dilutive common shares outstanding             5,151                  5,139               5,106                4,942
                                             ============          =============        ============         ============

Dilutive earnings per share                  $       0.56          $        0.21        $       0.95         $       0.40
                                             ============          =============        ============         ============



During the second fiscal quarter of 2003, the Company declared and issued a 5% Common Stock dividend. As a result, the Company issued 225,460 additional shares of common stock. The number of basic and dilutive shares, along with the basic and dilutive earnings per share shown above reflect the stock dividend for all periods shown above.

STARCRAFT CORPORATION

March 30, 2003

Note 5.  Stock-Based Compensation

During the second quarter ended March 30, 2003, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure."

Stock options are granted for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, the Company recognizes no compensation expense for the stock options.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123 "Accounting for Stock-Based Compensation.


                                                            3 Months Ended                              6 Months Ended
                                                -------------------------------------         -----------------------------------


                                                March  30, 2003        March 31, 2002         March 30, 2003       March 31, 2002
                                                ---------------        --------------         --------------       --------------

                                                                   (Dollars in thousands, except per share amounts)


Net Income - as reported                         $       2,905          $      1,080           $      4,857         $      1,972

Deduct:  total stock-based employee
compensation expense determined under
fair value based methods for all awards                     17                    43                     96                  148
                                                 -------------          ------------           ------------         ------------


Net income - pro forma                           $       2,888          $      1,037           $      4,761         $      1,824
                                                 =============          ============           ============         ============


Earnings per share - as reported
    Basic Earnings per share                     $        0.61          $       0.24           $       1.03         $       0.44
                                                 =============          ============           ============         ============

    Dilutive earnings per share                  $        0.56          $       0.21           $       0.95         $       0.40
                                                 =============          ============           ============         ============



Earnings per share - pro forma
    Basic Earnings per share                     $        0.61          $       0.23           $       1.01         $       0.41
                                                 =============          ============           ============         ============

    Dilutive earnings per share                  $        0.56           $      0.20           $       0.93         $       0.37
                                                 =============          ============           ============         ============


STARCRAFT CORPORATION

March 30, 2003

Note 6. Operating Segment Information

The tables below present information about segments used by the chief operating decision maker of the Company for the three month and six month periods ended March 30, 2003 and March 31, 2002. (Dollars in thousands)

                                                     3 Months (Unaudited)                       6 Months  (Unaudited)
                                            ------------------------------------        -----------------------------------
                                            March 30, 2003       March 31, 2002         March 30, 2003       March 31, 2002
                                            --------------       --------------         --------------       --------------
Net sales by operating segment:
          OEM automotive supply              $     46,820         $     22,491           $     85,889         $     42,655
          Automotive Parts and Products:              351                  680                  1,163                1,426
                                             -------------        ------------           ------------         ------------

                           Total             $     47,171         $     23,171           $     87,052         $     44,081
                                             ============         ============           ============         ============


 Operating income (loss):
         OEM automotive supply               $      3,006 a       $      1,084 a         $      5,061 a       $      2,260 a
         Automotive Parts and Products               (145)b                (72)                  (232)b               (141)
                                             -------------        ------------           ------------         ------------
                                             $       2,861         $      1,012          $      4,829         $      2,119
                                             =============        ================       ============         ============


     a Includes minority interest in income of subsidiary.

     b Includes $75 reserve for termination of the cargo trailer operation.

The following provides a reconciliation of segment information to consolidated information:


                                                   3 Months (Unaudited)                6 Months (Unaudited)
                                            -------------------------------     ----------------------------------

                                            March 30, 2003    March 31, 2002    March 30, 2003     March 31, 2002
                                            --------------    --------------    --------------     --------------

Operating income:                            $      2,861      $      1,012      $      4,829       $      2,119
Non-operating expenses                               (127)              (91)             (196)              (170)
Federal and state income tax expense                 (203)              (90)              441)              (162)
Unallocated corporate income                          374               249               665                185
                                             ------------      ------------      ------------       ------------

Net income                                   $      2,905      $      1,080      $      4,857       $      1,972
                                             ============      ============      ============       ============

                                           (Unaudited)           (Audited)
                                         March 30, 2003     September 29, 2002
Total Assets:
     OEM automotive supply                $     52,565          $   36,026
     Automotive Part and Products                2,440               3,066
                                          ------------          ----------
                                          $     55,005          $   39,092
                                          ============          ==========

STARCRAFT CORPORATION

March 30, 2003

Note 7. Notes Payable to Related Parties

On September 25, 2002, the Company reached an agreement to redeem and cancel 360,000 outstanding warrants and 500,000 outstanding stock options previously issued to two individuals, both of whom are currently directors and one of whom is an officer of the Company. The total cost of the redemption was $2.5 million, consisting of $1.0 million in cash and $1.5 million in notes payable. The notes are unsecured, bear interest at 6.75% and are payable in equal monthly installments beginning in January 2003, with the final installment on or before June 15, 2003. On March 30, 2003, there was $0.7 million of these notes outstanding.

Note 8. Warranty Expense

The Company's OEM Automotive Supply segment provides products to Original Equipment Manufacturers ("OEM") under warranty terms similar to terms offered by the OEM to its customers, which is generally 3 years or 36,000 miles. The Company accrues an estimated liability for potential warranties at the time products are sold, based on past experience.

Note 9. Related Party Transactions

In February 2003, the Company entered into an office lease agreement with a company owned by a group of investors. Two of the members of the ownership group are currently directors / officers of the Company. Costs associated with the lease were based on similar arms-length transactions and approximates fair market value. The lease has an initial term of three years and provides for initial rental of $6,250 per month. It is being accounted for as an operating lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STARCRAFT CORPORATION

                              RESULTS OF OPERATIONS
               Comparison of the three months ended March 30, 2003
                       (Second Quarter Fiscal Year 2003)
                    to the three months ended March 31, 2002
                       (Second Quarter Fiscal Year 2002)


Net sales for the quarter ended March 30, 2003 increased $24.0 million to $47.2 million from $23.2 million for the quarter ended March 31, 2002. OEM Automotive Supply sales increased $24.3 million to $46.8 million from $22.5 million. Three of the OEM Automotive Supply plants and the H2 parts supply business were in operation in the second quarter of fiscal 2003. A new fourth production plant began commercial operation in the second fiscal quarter of 2003. During the comparable period in fiscal 2002, three production plants were in operation. The H2 parts supply business did not begin operation until the fourth quarter of fiscal 2002. Automotive parts and products sales were $0.4 million, a decrease of $0.3 million, reflecting lower sales attributed to the kit business in Mexico.

Gross profits increased to $10.5 million (22.2% of sales) for the fiscal 2003 quarter from $5.9 million (25.6% of sales) for the fiscal 2002 quarter. The increase in gross profit dollars is attributable to the higher sales level in the OEM Automotive Supply segment. The decrease in gross profit margin percentage was primarily due to sales of the H2 Hummer parts in the current quarter and expenses incurred for the start-up of the Canadian operation. The H2 parts business accounted for 18.7% of sales in the quarter and has a lower profit margin than the Company's other product lines. There were no H2 Hummer parts or Canadian sales in the year earlier quarter. The Company also incurred $0.3 million of expenses in the current quarter related to the start-up of the new facility in Canada. The Canadian operation's gross margin was lower, due to the start-up of the operation.

Selling and promotion expense was $0.5 million for the fiscal 2003 quarter compared to $0.6 million for the fiscal 2002 quarter. General and administrative expense was $4.0 million for the fiscal 2003 quarter compared to $3.1 million for the fiscal 2002 quarter. These increases are primarily attributed to higher salary and wage related expenses incurred in the OEM Automotive Supply segment to support higher sales and production levels. In addition, prototype expenses were $ 0.1 million in the current quarter, comparable to the year earlier period.

Interest expense was slightly lower than a year ago, reflecting lower interest rates on somewhat higher borrowings. Minority interest results from the Company owning 50% of the OEM Automotive Supply segment. The Company does not have federal income tax expense at this time due to existing operation loss carry forwards generated from prior year losses that were fully reserved.

During the current quarter of fiscal 2003, a decision was made to discontinue the cargo trailer division of the Automotive Parts and Products business segment. This operation did not achieve its expected results and its prospects for improvement were not sufficient to continue its operation. The Company recorded a $0.1 million reserve against the current quarter's earnings to cover potential future costs associated with this action. Management has deemed the results of this operation to be immaterial; therefore, they are not reflected as discontinued operations in the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STARCRAFT CORPORATION


                              RESULTS OF OPERATIONS
                Comparison of the six months ended March 30, 2003
                  (Second Quarter Fiscal Year 2003) to the six
                   months ended March 31, 2002 (Second Quarter
                                Fiscal Year 2002)


Net sales for the six months ended March 30, 2003 increased $43.0 million to $87.1 million from $44.1 million for fiscal 2002 period. OEM Automotive Supply sales increased $43.2 million to $85.9 million from $42.7 million. Three of the OEM Automotive Supply plants and the H2 Hummer parts supply business were in operation in the first half of fiscal 2003. A new fourth production plant began commercial operation in the second fiscal quarter of 2003. During the comparable period in fiscal 2002, three production plants were in operation. The H2 Hummer parts supply business did not begin operation until the fourth quarter of fiscal 2002. Automotive parts and products sales were $1.2 million, a decrease of $0.3 million primarily attributed to lower sales associated with the kit business in Mexico.

Gross profit increased to $19.3 million (22.2% of sales) for the fiscal 2003 period from $10.8 million (24.6% of sales) for the comparable fiscal 2002 period. The increase in gross profit dollars is attributable to the higher sales levels in the OEM Automotive Supply Segment. The decrease in gross profit margin percentage was primarily due to sales of the H2 Hummer parts in the current six-month period and expenses incurred for the start-up of the Canadian operation. The H2 Hummer parts business accounted for 22.2% of sales in the current six-month period and has a lower profit margin than the Company's other product lines. There were no H2 Hummer parts or Canadian sales in the year earlier six-month. The Company also incurred $0.9 million of expenses in the current six-month period related to the start-up of the new production facility in Canada. The Canadian operation's gross margin was lower, due to the start-up of the operation.

Selling and Promotion expense was $0.9 million for the fiscal 2003 period, comparable to the year earlier period. General and administrative expense was $8.5 million for the fiscal 2003 period compared to $5.7 million for the comparable 2002 period. This increase is primarily attributed to higher salary and wage related expenses incurred in the OEM Automotive Supply segment to support higher sales and production levels. In addition, prototype expenses were $0.4 million in the current six-month period, compared to $0.2 million in the year earlier period. Interest expense was $0.2 million, comparable to year earlier levels.

SEASONALITY AND TRENDS

The Company's OEM automotive supply business sales and profits are dependent on the automotive markets in the United States. The business is influenced by a number of factors including OEM plant shutdowns, model year changeovers, atypical weather for any sales region, interest rates, gasoline prices, and OEM programs affecting price and supply.

In the ordinary course of business, the OEM Automotive Supply segment has entered into multiple contracts of varying size and duration with General Motors
(GM). At the end of these contracts, the Company seeks to replace the expiring contracts with similar contracts. However, the Company can provide no assurances it will be able to continue to do so in the future. To mitigate this potential exposure, the Company structures its facility leases and vendor supply contracts to correspond with the terms of its GM contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


STARCRAFT CORPORATION


LIQUIDITY AND CAPITAL RESOURCES

Funds available from operations and under the Company's revolving credit agreement were adequate to finance operations and provide for capital expenditures during the six months ended March 30, 2003. Long-term was $15.5 million at March 30, 2003, compared to $12.7 million at September 39, 2002. The increase reflects higher working capital requirements associated with the growth of the OEM Automotive Supply segment.

Operations generated $0.5 million of cash in the first six months of fiscal 2003 compared to consuming $0.6 million in the fiscal 2002 period. Trade receivables at March 30, 2003 were $9.6 million higher than September 29, 2002 due to the higher sales volume.

Inventory balances at March 30, 2003 were $10.1 million, up $1.9 million from the balances on hand at September 29, 2002, primarily due to the start of the new production facility in Canada. Other current assets were $4.1 million at March 30, 2003 compared to $1.9 million at September 29, 2002; this increase is primarily attributed to the investment in potential new sales programs by the OEM Automotive Supply segment and timing of tooling and engineering reimbursements from customers.

In February 2002, the Company's OEM Automotive Supply segment ("Tecstar") entered into a $10 million revolving credit agreement with a new lending institution that matures on April 1, 2004. In May 2002 and again in January 2003, the facility was amended to increase the size of the facility to accommodate growth in Tecstar's business. Advances under the amended agreement are limited to a specified percentage of eligible receivables and inventories, subject to a maximum of $16.5 million. At March 30, 2003, Tecstar had $14.2 million of outstanding advances under its revolving facility. The advances bear interest subject to a margin table with ranges of 1/2% below the prime rate to 1/2% above the prime rate, dependent upon Tecstar's tangible net worth. The borrowings are collateralized by substantially all of Tecstar's assets. This facility is subject to various loan covenants with which Tecstar is in compliance as of March 30, 2003.

In June 2002, the Company entered into a $2 million revolving credit agreement that matures on April 1, 2004, with the same lending institution that provided Tecstar's credit facility. At March 30, 2003, the Company had $1.3 million of outstanding borrowings under its revolving credit facility. Advances under the revolving credit agreement bear interest at a rate of 1% over the prime rate and are collateralized by substantially all of the Company's assets. In addition, a portion of the credit facility is guaranteed by an individual whom is a director and officer of the Company. The facility is subject to various loan covenants, with which the Company is in compliance as of March 30, 2003.

In February 2003, the Company entered into an office lease agreement with a company owned by a group of investors. Two of the members of the ownership group are currently directors / officers of the Company. Costs associated with the lease were based on similar arms-length transactions and approximates fair market value. The lease has an initial term of three years and provides for initial rental of $6,250 per month. It is being accounted for as an operating lease.

The Company believes that future cash flows from operations and funds available under its revolving credit agreement will be sufficient to satisfy its anticipated operating needs and capital requirements for 2003. The Company also believes that its objectives for growth over the next few years can be accomplished with minimal capital investment and that its internal resources and existing or refinanced credit facilities will provide sufficient liquidity for such purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


STARCRAFT CORPORATION


MANUFACTURING AND OPERATING TRENDS

All components for the OEM automotive supply segment are purchased from outside suppliers. The primary raw material used in the components is plastic that the Company believes is readily available from several sources. One of Tecstar's primary plastics vendors has recently filed for reorganization under the Bankruptcy Code. To date, no supply problems have been encountered. However, to mitigate any potential supply disruptions, the Company has established relationships with additional suppliers.

The OEM Automotive Supply segment program related to the Shreveport, Louisiana facility is due to end in September 2003. Sales for this program accounted for 7.2% of total Company sales for the first six months of 2003, compared with 10.8% of total Company sales for the first six months of 2002. With the additional revenues generated from the H2 Hummer parts business and the Canadian operation, revenues from the Shreveport operation will make up a smaller percentage of fiscal 2003 revenues. GM has announced plans to introduce a replacement vehicle to be produced in its Shreveport, Louisiana facility. Supply contracts for the new vehicle will be subject to a competitive bidding process.

The Company's OEM Automotive Supply segment provides products to Original Equipment Manufacturers under warranty terms similar to those offered by the OEM to its customers. The Company accrues an estimated liability for potential warranties at the time products are sold, based on past claims experience.

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

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The Company is depreciating buildings over periods of 15 to 50 years, building improvements over periods of 5 to 20 years, and equipment over periods of 3 to 12 years


INCOME TAXES

The Company does not have federal income tax expense at this time due to existing operating loss carryforwards generated from prior year losses that were fully reserved.

At some point in the future, as the operating loss carryforwards are utilized, the Company will begin recording federal income taxes. Management believes the proforma information presented below is useful to enable a reader to determine the impact income taxes would have on earnings, if the Compamy had not incurred the operating loss carryforwards in prior years. The following table illustrates the effect on net income and earnings per share as if the Company were incurring income tax expenses at a 40% effective tax rate for the quarterly and six-month periods ended March 30, 2003 and March 31, 2002, respectively.



                                                            3 Months Ended                              6 Months Ended
                                                -------------------------------------         -----------------------------------


                                                March  30, 2003        March 31, 2002         March 30, 2003       March 31, 2002
                                                ---------------        --------------         --------------       --------------

                                                                   (Dollars in thousands, except per share amounts)


Net Income - as reported                         $       2,905          $     1,080            $      4,857         $      1,972

Deduct:  pro-forma provision for
income taxes                                             1,162                  431                   1,942                  789
                                                 -------------          -----------            -----------          ------------

Net income - pro forma                           $       1,743          $       648            $      2,915         $      1,183
                                                 =============          ===========            ============         ============

Earnings per share - as reported
    Basic Earnings per share                     $        0.61          $      0.24            $       1.03         $       0.44
                                                 =============          ===========            ============         ============

    Dilutive earnings per share                  $        0.56          $      0.21            $       0.95         $       0.40
                                                 =============          ===========            ============         ============

Earnings per share - pro forma
    Basic Earnings per share                     $        0.37          $      0.14            $       0.62         $       0.26
                                                 =============          ===========            ============         ============

    Dilutive earnings per share                  $        0.34          $      0.13            $       0.57         $       0.24
                                                 =============          ===========            ============         ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


STARCRAFT CORPORATION


The foregoing discussion contains forward-looking statements regarding economic conditions and trends, adequacy of capital resources, seasonality and supply of, and demand for, the Company's products, and the prospects of Management's operating strategies, all of which are subject to a number of important factors, which may cause the Company's projections to be materially inaccurate. Some of such factors are described in the Company's Form 10-K for the year ended September 29, 2002, under the subsection entitled "Discussion of Forward-Looking Information" which is incorporated herein by reference.


ITEM 4.   CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO)" and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal financial controls or in other factors that could significantly affect such controls, nor any corrective actions with regard to significant deficiencies and material weaknesses in such controls.

PART II          OTHER INFORMATION


Item 4. Submission of matters to a Vote of Security Holders

     (a) The Company held its annual meeting of shareholders on February 6, 2003.

     (b)  Election of Director Nominees:


                                                      Votes Cast
                                               For                    Withheld
                                          --------------            ------------
           Kelly L. Rose                    3,609,008                 737,806
           David J. Matteson                3,597,508                 749,306
           John M. Collins                  3,926,939                 419,875

     (c)  Other matters:

          (1) Approval and Ratification of the appointment of Crowe, Chizek and Company LLP as auditors for the Company for the fiscal year ending September 28, 2003:


                                   Votes Cast
                                                                     Broker
               For                        Against                  (Non-votes)
          --------------               --------------             --------------

            4,165,669                     83,245                     97,900

          (2)  Amendment to the 1997 Incentive Plan:


                                                                     Broker
                For                        Against                 (Non-votes)
           --------------              --------------             --------------

             2,159,915                     221,261                   153,600


Item 6. Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed with the report:

          Exhibit 4.1 -- Amendment Number 1 dated April 6, 2003, to the Loan Agreement by and between Starcraft Corporation and Comerica Bank dated June 29, 2002.

          Exhibit 10.1 - Operating Agreement of Tecstar, LLC, dated January 1, 1999.

          Exhibit 10.2 - Agreement for Office Lease By and Between Gateway Property Development, LLC and Starcraft Corporation, dated February 15, 2003.

          Exhibit 99.1 - Exchange Act Section 906; Certification of Kelly L. Rose and Timothy L. Burke

     (b) No reports on Form 8-K were filed by the registrant for the Period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             STARCRAFT CORPORATION
                                             (Registrant)



May 7, 2003                                  By: /s/ Timothy L. Burke
                                                 -------------------------------
                                                 Timothy L. Burke
                                                 Chief Financial Officer

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

Signed this 7th day of May, 2003



/s/ Kelly L. Rose
------------------------------------
Kelly L.  Rose
Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Timothy L Burke, certify that:

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

Signed this 7th day of May, 2003



/s/ Timothy L. Burke
-----------------------------------
Timothy L. Burke
Chief Financial Officer