Form 10-Q
period 2003-06-29
STARCRAFT CORP /IN/
filed 2003-08-06
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                      [X] Quarterly report pursuant to Section
13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 29, 2003

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

                        Yes:                        No:  X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: July 31, 2003 - 4,776,802 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                              June 29, 2003
Form 10-Q


                                    - INDEX -



PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----

  Item 1.    Financial Statements

             Consolidated Balance Sheets - June 29, 2003 (Unaudited)         1
             and September 29, 2002 (Audited)

             Consolidated Statements of Income and Comprehensive             2
             Income (Unaudited) for the three and nine month periods ended June 29, 2003 and June 30, 2002

             Consolidated Statements of Cash Flow (Unaudited)                3
             for the nine month periods ended June 29, 2003
             and June 30, 2002

             Notes to Consolidated Financial Statements                     4-8

  Item 2.    Management's Discussion and Analysis of Financial              9-14
             Condition and Results of Operations

  Item 4.    Controls and Procedures                                         15


PART II.          OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                                16



SIGNATURES                                                                 17-18


CERTIFICATIONS                                                             19-24


PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION
                                                              (Unaudited)             (Audited)
CONSOLIDATED BALANCE SHEETS                                  June 29, 2003         September 29, 2002
                                                             -------------         ------------------
                                                                    (Dollars in Thousands)
ASSETS
Current Assets
     Cash and cash equivalents.......................        $       4,483             $         284
     Accounts receivable, trade less allowance for
          doubtful accounts:  $189 at June 29, 2003
          and $288 at September 29, 2002.............               36,227                    20,610
     Tooling and engineering services................                  465                     2,108
     Notes receivable................................                   98                        63
     Inventories  ...................................                9,316                     8,204
     Prepaid Expenses................................                3,266                     1,517
     Other        ...................................                   31                       347
                                                             -------------             -------------
         Total current assets........................               53,886                    33,132

Property and Equipment
     Land, buildings, and improvements...............                5,803                     3,820
     Machinery and equipment.........................                6,764                     4,540
                                                             -------------             -------------
                                                                    12,567                     8,360
     Less accumulated depreciation...................              (3,725)                    (2,836)
                                                             -------------             -------------
                                                                     8,842                     5,524
Other assets      ...................................                  723                       436
                                                             -------------             -------------
                                                             $      63,451             $      39,092
                                                             =============             =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Notes payable to related parties................        $           0             $       1,474
     Accounts payable, trade.........................               26,840                    18,058
     Accrued expenses:
         Warranty....................................                  899                       771
         Compensation and related expenses...........                2,845                     2,302
         Taxes.......................................                3,015                       440
         Indemnification reserves....................                    0                       346
         Other.......................................                  443                       675
                                                             -------------             -------------
Total current liabilities............................               34,042                    24,066

Long -Term Debt   ...................................               11,639                    12,704
Commitments and Contingencies........................                   --                        --
Minority Interest in Subsidiary......................                8,133                     1,991

Shareholders' Equity
     Preferred Stock, no par value; authorized
             but unissued 2,000,000 shares...........                   --                        --
     Common Stock, no par value;
          10,000,000 shares authorized
          4,776,752 shares issued as of June 29, 2003
          and 4,679,519 shares as of September 29, 2002             15,083                    14,850
       Additional paid-in capital....................                3,420                     1,008
     Accumulated deficit.............................               (9,043)                  (15,527)
     Accumulated other comprehensive gain ...........                  177                         0
                                                             -------------             -------------

          Total shareholders' equity.................                9,637                       331
                                                             -------------             -------------

                                                             $      63,451             $      39,092
                                                             =============             =============

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - Unaudited


                                                               3 Months Ended                            9 Months Ended
                                                 ------------------------------------          ---------------------------------
                                                 June 29, 2003          June 30, 2002          June 29, 2003       June 30, 2002
                                                 -------------          -------------          -------------       -------------
                                                                   (Dollars in thousands, except per share amounts)

Net Sales                                        $      62,117          $      29,403          $     149,170       $      73,484

Cost of Goods Sold .........................            46,910                 21,832                114,625              55,083
                                                 -------------          -------------          -------------       -------------
         Gross profit ......................            15,207                  7,571                 34,545              18,401

Operating Expenses
     Selling and promotion .................               526                    490                  1,377               1,369
     General and administrative                          3,695                  3,536                 12,206               9.220
                                                 -------------          -------------          -------------       -------------
     Operating Income                                   10,986                  3,545                 20,962               7,812

Nonoperating (Expense) Income
     Interest, net .........................               (91)                  (133)                  (307)               (369)
     Other, net   ..........................                (1)                   124                     18                 190
                                                 -------------          -------------          -------------       -------------

                                                           (92)                    (9)                  (289)               (179
                                                 -------------          -------------          -------------       -------------

     Income Before Income Taxes
         and Minority Interest .............            10,894                  3,536                 20,673               7,633

Income Taxes                                             2,680                     99                  3,121                 261
                                                 -------------          -------------          -------------       -------------

     Income After Income Taxes
         and Before Minority Interest.......             8,214                  3,437                 17,552               7,372

Minority Interest in Income of Subsidiary                4,161                  1,500                  8,641               3,463
                                                 -------------          -------------          -------------       -------------

         Net Income                              $       4,053          $       1,937          $       8,911       $       3,909
                                                 =============          =============          =============       =============


         Comprehensive Income                    $       4,230          $       1,937          $       9,088       $       3,909
                                                 =============          =============          =============       =============



Basic Earnings Per Share                         $        0.85          $        0.42          $        1.89       $        0.86
                                                 =============          =============          =============       =============

Dilutive Earnings Per Share                      $        0.77          $        0.36          $        1.73       $        0.76
                                                 =============          =============          =============       =============




PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements


STARCRAFT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW - Unaudited


                                                                                   9 Months Ended
                                                                     ----------------------------------------
                                                                     June 29, 2003              June 30, 2002
                                                                     -------------              -------------
                                                                              (Dollars in Thousands)
Operating Activities
     Net income   ..........................                         $       8,911              $       3,909
     Adjustments to reconcile net income
        to net cash from operations:
     Depreciation and amortization .........                                   889                         56
     Undistributed minority interest........                                 6,142                      2,209

     Change in operating assets and liabilities:
         Receivables  ......................                               (14,009)                    (5,914)
         Inventories  ......................                                (1,112)                      (703)
         Other    ..........................                                (1,434)                    (1,307)
         Accounts payable ..................                                 8,782                      2,437
         Accrued expenses ..................                                 2,668                         53
                                                                     -------------              -------------
     Net cash from operating activities ....                                10,837                        740
                                                                     -------------              -------------


Investing Activities
     Purchase of property and equipment                                     (4,207)                      (305)
     Other assets...........................                                  (287)                      (392)
                                                                     -------------              -------------
         Net cash from investing activities                                 (4,494)                      (697)
                                                                     -------------              -------------

 Financing Activities
     Borrowings on credit agreements    ....                                 4,658                          0
     Repayments on credit agreements    ....                                (5,723)                      (203)
     Payments on notes to related parties...                                (1,474)                        --
     Issuance of common stock ..............                                   233                        333
                                                                     -------------              -------------
         Net cash from financing activities                                 (2,306)                       130
                                                                     -------------              -------------

Effect of exchange rate changes on cash.....                                   162                         --
                                                                     -------------              -------------

Increase (Decrease) in Cash and Cash
     Equivalents ...........................                                 4,199                        173
     Cash and cash equivalents at
        beginning of period.................                                   284                        300
                                                                     -------------              -------------
     Cash and cash equivalents at
        end of period.......................                         $       4,483              $         473
                                                                     =============              =============


NOTES TO FINANCIAL STATEMENTS

STARCRAFT CORPORATION

June 29, 2003

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

          In the opinion of the management of the Company, the unaudited financial statements contain all adjustments necessary for a fair statement of the results of operations for the three-month and nine-month periods ended June 29, 2003 and June 30, 2002. The results of operations for the nine months ended June 29, 2003 are not necessarily indicative of the results which may be expected for the year ending September 28, 2003.

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

          The Tecstar Board of Managers is made up of three members and has powers and authorities similar to a corporation's board of directors. The Company has appointed two of the three members (67%). In addition, Starcraft Corporation executive officers also hold two key positions within Tecstar; the Chairman and Chief Executive Officer and the Chief Financial Officer. Each officer is actively involved in Tecstar's policymaking decisions.


Note 3. Inventories

     The composition of inventories is as follows (dollars in thousands):

                                            (Unaudited)           (Audited)
                                           June 29, 2003      September 29, 2002
                                           -------------      ------------------

         Raw Materials                      $   8,622             $   7,568
         Finished Goods                         1,353                   723
                                            ---------             ---------
                                                9,975                 8,291
         Allowance for slow-moving
         and obsolete inventories                (659)                  (87)
                                            ---------             ---------

                          Total             $   9,316             $   8,204
                                            =========             =========

STARCRAFT CORPORATION

June 29, 2003

Note 4. Comprehensive Income

     Other comprehensive income consists of foreign currency translation adjustments. Other comprehensive income for the three months and nine months ended June 29, 2003 was $177. There were no foreign currency transactions for the corresponding prior year periods.


Note 5. Earnings Per Share

     The computation of basic and dilutive earnings per share follows (in thousands, except share and per share amounts):

                                                  3 Months Ended (Unaudited)               9 Months Ended (Unaudited)
                                             ---------------------------------          ---------------------------------

                                            June 29, 2003        June 30, 2003          June 29, 2003       June 30, 2002
                                            -------------        -------------          -------------       -------------
Basic earnings per share
    Net income available
     to common stockholders                 $       4,053        $       1,937          $       8,911       $       3,909
                                            =============        =============          =============       =============

     Weighted average common
     shares outstanding                             4,753                4,592                  4,725               4,525
                                            =============        =============          =============       =============

Basic earnings per share                    $        0.85        $        0.42          $        1.89       $        0.86
                                            =============        =============          =============       =============

Dilutive earnings per share

     Net income available
     to common stockholders                 $       4,053        $       1,937          $       8,911       $       3,909
                                            =============        =============          =============       =============

     Weighted average common
     shares outstanding                             4,753                4,592                  4,725               4,525

     Add: Dilutive effects of
              incentive stock options                 482                  766                    431                 625
                                            -------------        -------------          -------------       -------------

     Weighted average potential
     dilutive common shares outstanding             5,235                5,358                  5,156               5,150
                                            =============        =============          =============       =============

Dilutive earnings per share                 $        0.77        $        0.36          $        1.73       $        0.76
                                            =============        =============          =============       =============


     During the second fiscal quarter of 2003, the Company declared and issued a 5% Common Stock dividend. As a result, the Company issued 225,460 additional shares of common stock. The number of basic and dilutive shares, along with the basic and dilutive earnings per share shown above reflect this stock dividend for all periods shown above.

STARCRAFT CORPORATION

June 29, 2003


Note 6. Stock-Based Compensation

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



                                                           3 Months Ended                                 9 Months Ended
                                                 ------------------------------------          ---------------------------------
                                                 June 29, 2003          June 30, 2002          June 29, 2003       June 30, 2002
                                                 -------------          -------------          -------------       -------------
                                                                   (Dollars in thousands, except per share amounts)


Net Income - as reported                         $       4,053          $       1,937          $       8,911       $       3,909

Deduct:  total stock-based employee
compensation expense determined under
fair value based methods for all awards                     17                     57                    112                 205
                                                 -------------          -------------          -------------       -------------

Net income - pro forma                           $       4,036                 $1,880          $       8,799       $       3,704
                                                 =============          =============          =============       =============

Earnings per share - as reported
    Basic Earnings per share                     $        0.85          $        0.42          $        1.89       $        0.86
                                                 =============          =============          =============       =============

    Dilutive earnings per share                  $        0.77          $        0.36          $        1.73       $       0.76
                                                 =============          =============          =============       =============


Earnings per share - pro forma
    Basic Earnings per share                     $        0.85          $        0.41          $        1.86       $       $0.82
                                                 =============          =============          =============       =============

    Dilutive earnings per share                  $        0.77          $        0.35          $        1.71       $        0.72
                                                 =============          =============          =============       =============


STARCRAFT CORPORATION

June 29, 2003

Note 7. Operating Segment Information

     The tables below present information about segments used by the chief operating decision maker of the Company for the three month and nine month periods ended June 29, 2003 and June 30, 2002. (Dollars in thousands)



                                                     3 Months (Unaudited)                     9 Months  (Unaudited)
                                            ----------------------------------         -----------------------------------
                                            June 29, 2003        June 30, 2002         June 29, 2003         June 30, 2002
                                            -------------        -------------         -------------         -------------
Net sales by operating segment:
          OEM automotive supply             $      61,636        $      28,875         $     147,526         $      71,530
          Automotive Parts and Products:              481                  528                 1,644                 1,954
                                            -------------        -------------         -------------         -------------
                           Total            $      62,117        $      29,403         $     149,170         $      73,484
                                            =============        =============         =============         =============

 Operating income (loss):
         OEM automotive supply              $      6,773 a       $       1,662 a       $      11,834 a       $       3,922 a
         Automotive Parts and Products               (52)                 (193)                 (282)b                (334)
                                            -------------        -------------         -------------         -------------
                                            $      6,721         $       1,469         $      11,552         $       3,588
                                            =============        =============         =============         =============

          a    Includes minority interest in income of subsidiary.

          b Includes $75 reserve for termination of the cargo trailer operation, which was shut down during the second quarter of fiscal 2003.

     The  following   provides  a  reconciliation  of  segment   information  to
consolidated information:

                                                     3 Months (Unaudited)                      9 Months (Unaudited)
                                            ----------------------------------         -----------------------------------

                                            June 29, 2003        June 30, 2002         June 29, 2003         June 30, 2002
                                            -------------        -------------         -------------         -------------

Operating income:                           $       6,721        $       1,469          $     11,552         $       3,588
Non-operating expenses                                (92)                  (9)                 (289)                 (179)
Federal and state income tax expense               (2,680)                 (99)               (3,121)                 (261)
Unallocated corporate income                          104                  576                   769                   761
                                            -------------        -------------         -------------         -------------
Net income                                  $       4,053        $       1,937         $       8,911         $       3,909
                                            =============        =============         =============         =============



                                             (Unaudited)           (Audited)
                                            June 29, 2003    September 29, 2002
Total Assets:
     OEM automotive supply                  $      60,369        $      36,026
     Automotive Part and Products                   3,082                3,066
                                            -------------        -------------
                                            $      63,451        $      39,092
                                            =============        =============

STARCRAFT CORPORATION

June 29, 2003

Note 8. Notes Payable to Related Parties

     On September 25, 2002, the Company reached an agreement to redeem and cancel 360,000 outstanding warrants and 500,000 outstanding stock options previously issued to two individuals, both of whom are currently directors and one of whom is an officer of the Company. The total cost of the redemption was $2.5 million, consisting of $1.0 million in cash and $1.5 million in notes payable. The notes were fully paid at June 29, 2003.

Note 9. Warranty Expense

     The Company's OEM Automotive Supply segment provides products to Original Equipment Manufacturers ("OEM") under warranty terms similar to terms offered by the OEM to its customers, which are generally 3 years or 36,000 miles. The Company accrues an estimated liability for potential warranties at the time products are sold, based on past experience.

Note 10. Subsequent Events

     In July 2003, the OEM Automotive Supply segment purchased the assets of Troy Tooling, Inc., a low volume specialty manufacturer of RIM and plastic products for interior and exterior applications primarily for automotive customers. Troy Tooling, located in Rochester Hills, Michigan, operates in a 24,000 square foot facility generating approximately $2 million in annual sales with ten employees. The purchase price of $1.5 million includes an option to buy the real estate. Troy Tooling is expected to become an integral part of the Company's aftermarket parts strategy.

     Effective August 1, 2003, the Company and Tecstar amended their existing credit agreements. The amended credit agreements mature on October 1, 2004 and as a result, all borrowings at June 29, 2003 are classified as long-term debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STARCRAFT CORPORATION


STARCRAFT CORPORATION

                              RESULTS OF OPERATIONS
               Comparison of the three months ended June 29, 2003
                  (Third Quarter Fiscal Year 2003) to the three
                months ended June 30, 2002 (Third Quarter Fiscal
                               Year 2002)

Net sales for the quarter ended June 29, 2003 increased $32.7 million to $62.1 million from $29.4 million for the quarter ended June 30, 2002. OEM Automotive Supply sales increased $32.7 million to $61.6 million from $28.9 million. All four of the OEM Automotive Supply plants and the H2 Hummer parts supply business were in operation during the third quarter of fiscal 2003. During the comparable period in fiscal 2002, only three production plants were in production and the H2 Hummer parts supply business had not begun operation. Automotive parts and products sales were $0.5 million, basically unchanged from the year-earlier period.

Gross profits increased to $15.2 million (24.5% of sales) for the fiscal 2003 quarter from $7.6 million (25.7% of sales) for the fiscal 2002 quarter. The increase in gross profit dollars is attributable to the higher sales level in the OEM Automotive Supply segment. The slight decrease in gross profit margin percentage was primarily due to sales of the H2 Hummer parts in the current quarter. The H2 Hummer parts supply business accounted for 10.9% sales in the quarter and has a lower profit margin than the Company's main product lines. There were no sales associated with the H2 Hummer parts supply business or sales from the fourth production plant located in Canada in the year earlier quarter.

Selling and promotion expense was $0.5 million for the fiscal 2003 quarter, basically unchanged from the fiscal 2002 quarter. General and administrative expense was $3.7 million for the fiscal 2003 quarter compared to $3.5 million for the fiscal 2002 quarter. The increase was primarily attributed to higher salary and wage related expenses incurred in the OEM Automotive Supply segment to support higher sales and production levels and prototype expenses related to the development of new programs. During the quarter, the Company recorded a $1.3 million currency gain related to transactions in its Canadian operations, which reduced general and administrative expenses. There were no such currency related transactions in the year earlier period.

Interest expense was lower than a year ago, reflecting lower interest rates on lower borrowing levels. Minority interest results from the Company owning 50% of the OEM Automotive Supply segment. The Company does not have U.S. federal income tax expense at this time due to existing operation loss carry forwards generated from prior year losses that were fully reserved. However, the Company is incurring foreign income tax expense attributed to its operation in Canada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


STARCRAFT CORPORATION

STARCRAFT CORPORATION


                              RESULTS OF OPERATIONS
                Comparison of the nine months ended June 29, 2003
                  (Third Quarter Fiscal Year 2003) to the nine
                months ended June 30, 2002 (Third Quarter Fiscal
                                Year 2002)


Net sales for the nine months ended March 30, 2003 increased $75.7 million to $149.2 million from $73.5 million for fiscal 2002 period. OEM Automotive Supply sales increased $76.0 million to $147.5 million from $71.5 million. Three of the OEM Automotive Supply plants and the H2 Hummer parts supply business were in operation during the nine months of fiscal 2003. A new fourth production plant, located near Toronto, Canada, began commercial operation in the second fiscal quarter of 2003. During the comparable period in fiscal 2002, three production plants were in production and the H2 Hummer parts supply business had not begun operation. The H2 Hummer parts supply business did not begin operation until the fourth quarter of fiscal 2002. Automotive parts and products sales were $1.6 million, a decrease of $0.3 million from prior year levels, primarily attributed to lower sales associated with the kit business in Mexico.

Gross profit increased to $34.5 million (23.2% of sales) for the fiscal 2003 period from $18.4 million (25.0% of sales) for the comparable fiscal 2002 period. The increase in gross profit dollars is attributable to the higher sales levels in the OEM Automotive Supply Segment. The decrease in gross profit margin percentage was primarily due to sales of the H2 Hummer parts supply business in the current nine-month period and expenses incurred for the start-up of the Canadian production operation. The H2 Hummer parts supply business accounted for 16.3% sales in the current nine-month period and has a lower profit margin than the Company's main product lines. The Company also incurred $0.9 million of start-up expenses in the current nine-month period related to the start-up of the new production facility in Canada. There were no H2 Hummer parts or Canadian sales in the year earlier nine-month period.

Selling and Promotion expense was $1.4 million for the fiscal 2003 period, comparable to the year earlier period. General and administrative expense was $12.2 million for the fiscal 2003 period compared to $9.2 million for the comparable 2002 period. This increase is primarily attributed to higher salary and wage related expenses incurred in the OEM Automotive Supply segment to support higher sales and production levels. During the period, the Company recorded a $1.3 million currency gain related to transactions in its Canadian operations, which decreased general and administrative expenses. There were no such transactions in the year earlier period. Interest expense was $0.3 million, lower than year earlier levels, attributed to lower interest rates.

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


LIQUIDITY AND CAPITAL RESOURCES

Funds available from operations and under the Company's revolving credit agreement were adequate to finance operations and provide for capital expenditures during the nine months ended June 29, 2003. Long-term debt was $11.6 million at June 29, 2003, compared to $12.7 million at September 29, 2002. The decrease reflects management's decision to retain profits to strengthen the balance sheet and grow the business.

Operations generated $10.8 million of cash in the first nine months of fiscal 2003 compared to generating $0.7 million in the comparable fiscal 2002 period. Trade receivables at June 29, 2003 were $15.6 million higher than September 29, 2002, due to the higher sales volume.

Inventory balances at June 29, 2003 were $9.3 million, up $1.1 million from levels at September 29, 2002, primarily due to the new production facility in Canada. Other current assets were $3.3 million at June 30, 2003 compared to $1.9 million at September 29, 2002; this increase is primarily attributed to the investment in potential new sales programs by the OEM Automotive Supply segment and timing of tooling and engineering reimbursements from customers.

In February 2002, the Company's OEM Automotive Supply segment ("Tecstar") entered into a $10 million revolving credit agreement with a lending institution with an original maturity date of April 1, 2004. In May 2002 and again in April 2003, the facility was amended to increase the size of the facility to accommodate growth in Tecstar's business. Advances under the amended agreement are limited to a specified percentage of eligible receivables and inventories, subject to a maximum of $20.0 million. At June 29, 2003, Tecstar had $10.5 million of outstanding advances under its revolving facility. The advances bear interest subject to a margin table with ranges of 1/2% below the prime rate to 1/2% above the prime rate, dependent upon Tecstar's tangible net worth. The borrowings are collateralized by substantially all of Tecstar's assets. This facility is subject to various loan covenants with which Tecstar is in compliance as of June 29, 2003. Subsequent to the end of this reporting period, on August 1, 2003, the facility was amended to extend its maturity date to October 1, 2004. As a result, borrowings under the facility are classified as long-term debt.

In June 2002, the Company entered into a $2 million revolving credit with an original maturity date of April 1, 2004. The facility was provided by the same lending institution that provided Tecstar's credit facility. At June 29, 2003, the Company had $1.1 million of outstanding borrowings under its revolving credit facility. Advances under the revolving credit agreement bear interest at a rate of 1% over the prime rate and are collateralized by substantially all of the Company's assets. In addition, a portion of the credit facility is guaranteed by an individual who is a director and officer of the Company. The facility is subject to various loan covenants, with which the Company is in compliance as of June 29, 2003. Subsequent to the end of this reporting period, on August 1, 2003, the facility was amended to extend its maturity date to October 1, 2004. As a result, borrowings under the facility are classified as long-term debt.

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

The OEM Automotive Supply segment program related to the Shreveport, Louisiana facility is due to end in September 2003. Sales for this program accounted for 5.4% of total Company sales for the first nine months of 2003. GM has announced plans to introduce a replacement vehicle to be produced in its Shreveport, Louisiana facility. During the quarter, the Company was informed it would not be awarded the primary contract on the replacement vehicle. However, GM has expressed an interest in having the Company provide other services out of the Shreveport facility. The Company will defer any decision regarding the Shreveport facility until the first quarter of fiscal 2004.

In July 2003, the OEM Automotive Supply segment purchased the assets of Troy Tooling, Inc., a low volume specialty manufacturer of RIM and plastic products for interior and exterior applications primarily for automotive customers. Troy Tooling, located in Rochester Hills, Michigan, operates in a 24,000 square foot facility generating approximately $2 million in annual sales with ten employees. The purchase price of $1.5 million includes an option to buy the real estate. Troy Tooling is expected to become an integral part of the Company's aftermarket parts strategy.

During the quarter, the Company's OEM Automotive Supply segment received several new contracts for engineering, design and installation services for the 2004 model year, which begins in September 2003. The contracts include installation of ZR2 model upfit packages for specific models of the Chevrolet Blazer at its plant in Bridgewater, N.J. In addition, the Company will offer a 20" wheel to GM dealers. The wheel will be engineered to GM's specifications and distributed through GM's parts subsidiary directly to GM dealers for installation. The custom wheel will fit GM's 800 series trucks including Suburbans, Tahoes, Silverados, Yukons and Escalades. The OEM Automotive supply segment was also awarded a contract to engineer the components for new special edition vehicles on the Chevrolet Trailblazer and GMC Envoy. GM expects to implement production vehicles for these new modesl in the mid-2004 or early 2005 model years.

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


APPLICATION OF CRITICAL ACCOUNTING POLICIES

In the course of normal business and in the preparation of its consolidated financial statements in accordance with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. The significant policies under which such estimates and assumptions are made include:

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


STARCRAFT CORPORATION

INCOME TAXES

At this time, the Company does not have U.S. federal income tax expense due to existing operating loss carryforwards generated from prior year losses that were fully reserved. The Company is incurring Canadian taxes related to its operation in Canada.

At some point in the future, as the operating loss carryforwards are utilized, the Company will begin recording U.S. federal income taxes, along with Canadian taxes. At June 29, 2003, the estimated operating loss carryforwards were estimated to be $5.2 million. Management believes the proforma information presented below is useful to enable a reader to determine the impact income taxes would have on earnings, if the Company had not incurred the operating loss carryforwards in prior years. The following table illustrates the effect on net income and earnings per share as if the Company were incurring income tax expenses at a 40% effective tax rate for the quarterly and nine-month periods ended June 29, 2003 and June 30, 2002, respectively.


                                                            3 Months Ended                               9 Months Ended
                                                 ------------------------------------          ---------------------------------
                                                 June 29, 2003          June 30, 2002          June 29, 2003       June 30, 2002
                                                 -------------          -------------          -------------       -------------
                                                                   (Dollars in thousands, except per share amounts)

Net Income - as reported                         $       4,053          $       1,937          $       8,911       $       3,909

Deduct:  pro-forma provision for
income taxes                                               772                    745                  2,578               1,471
                                                 ------------          --------------           -----------        -------------

Net income - pro forma                           $       3,281          $       1,192          $       6,333       $       2,438
                                                 =============          =============          =============       =============

Earnings per share - as reported
    Basic Earnings per share                     $        0.85          $        0.42          $        1.89       $        0.86
                                                 =============          =============          =============       =============

    Dilutive earnings per share                  $        0.77          $        0.36          $        1.73       $        0.76
                                                 =============          =============          =============       =============

Earnings per share - pro forma
    Basic Earnings per share                     $        0.69          $        0.26          $        1.34       $        0.54
                                                 =============          =============          =============       =============

    Dilutive earnings per share                  $        0.63          $        0.22          $        1.23       $        0.47
                                                 =============          =============          =============       =============

The foregoing discussion contains forward-looking statements regarding the Company's business operations and outlook, including projections of revenues and earnings. Investors are cautioned that actual results may differ materially from such forward-looking statements. Forward-looking statements involve risks and uncertainties including, but not limited to, domestic and international economic trends, the level of customer demand for the Company's products, competitive pressures, integrating acquisitions, labor and operational issues, dependence on and compliance with GM customer contracts, and the prospects of Management's operating strategies, all of which are subject to a number of important factors, which may cause the Company's projections to be materially inaccurate. Some of such factors are described in the Company's Form 10-K for the year ended September 29, 2002, under the subsection entitled ""Discussion of Forward-Looking Information" which is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

STARCRAFT CORPORATION


Starcraft carried out an evaluation, under the supervision and with the participation of Starcraft's management, including Starcraft's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Starcraft's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 29, 2003, Starcraft's disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information relating to Starcraft (including its consolidated subsidiaries) required to be included in Starcraft's periodic SEC filings.

PART II OTHER INFORMATION



     Item 6. Exhibits and Reports on Form 8-K

          (a)  The following exhibits are filed with the report:

               4.1. Amendment  to  the  Loan  Agreement   between  Starcraft
                    Corporation and Comerica Bank, dated August 1, 2003.

               4.2 Amendment to the Loan Agreement between Tecstar, LLC and Comerica Bank, dated August 1, 2003.

               4.3  Amendment  to  the  Loan   Agreement   between   Tecstar
                    Manufacturing Canada, Ltd and Comerica Bank, dated August 1, 2003.

               31.1 Certification by Chief Executive  Officer required by Rule
                    13a-14(a) or 15d-14(a).

               31.2 Certification by Chief Financial Officer required by Rule
                    13a-14(a) or 15d-14(a).

               32   Certification required by Rule 13a-14(b)or 15d-14(b).


          (b) No reports on Form 8-K were filed by the registrant for the Period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 STARCRAFT CORPORATION
                                                     (Registrant)



August 6, 2003                                   By: /s/ Timothy L. Burke
                                                     ---------------------------
                                                     Timothy L. Burke
                                                     Chief Financial Officer