Form 10-K
period 2003-09-28
STARCRAFT CORP /IN/
filed 2003-12-05
CIK 906473

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20547

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 28, 2003.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                         Commission File number: 0-22048

                              STARCRAFT CORPORATION
             (Exact name of Registrant as specified in its charter)

               Indiana                                   34-1817634
    (State or other Jurisdiction                      (I.R.S. Employer
  of Incorporation or Organization)                  Identification No.)

     Post Office Box 1903, 1123 South Indiana Avenue, Goshen, Indiana 46526
                    (Address of Principal Executive Offices)

        Registrant's telephone number including area code: (574) 534-7827

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
                          Common Share Purchase Rights
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ___ No X

Indicate by check mark whether the registrant is an accelerated, filer (as defined in rule 126-2 of the Act). Yes X No ____

The aggregate market value of the issuer's voting stock held by non-affiliates, as of September 28, 2003, was $111,136,687.

The number of shares of the Registrant's Common stock, without par value, outstanding as of December 5, 2003, was 4,881,127 shares.

                       Documents Incorporated by Reference
                       -----------------------------------

                                                         Part of Form 10K into
                                                          Which the Document
                  Document                                 is Incorporated
                  --------                               ---------------------
         Portions of the Proxy Statement for the                Part III
         2004 Annual Shareholders Meeting

                              STARCRAFT CORPORATION
                                    Form 10-K
                                      Index

                                     PART 1

Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

                            PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.  Selected Financial Data
Item 7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
Item 8.  Financial Statements and Supplementary Data
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9a. Controls and Procedures

                           PART III

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Account Fees and Services


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on form 8-K.

         Signatures

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Starcraft Corporation, including Tecstar, LLC and Tecstar Manufacturing Canada Limited (the "Company" or "Starcraft"), an Indiana corporation founded in 1990, is a second-stage manufacturer of motor vehicles, primarily pick-up trucks and sport utility vehicles. The business is comprised of two segments: An original equipment manufacturer ("OEM") automotive supply segment and an automotive parts and products segment. The OEM Automotive Supply segment provides and installs upfit appearance items on vehicles provided by and returned to OEM's. The automotive parts and products segment is primarily aftermarket parts sold to wholesale and retail customers to customize their vehicles.

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

In July 1994, the Company acquired substantially all of the assets of Imperial Industries, Inc., another conversion vehicle manufacturer. In February 1997, the Company purchased the assets of National Mobility Corporation in Elkhart, Indiana, a manufacturer of vehicles for the mobility impaired. In October 1997, the Company started an OEM Automotive Supply business with a partner called Tecstar. The primary purpose of this business is to provide final exterior and interior assemblies on vehicles directly to the OEM automobile manufacturers and is currently the primary driver of the Company's OEM Automotive Supply segment. In February 1998, the Company started manufacturing and marketing commercial shuttle buses. In May 2001, the Company sold its unprofitable van conversion business. In August 2001, the Company sold its bus and mobility business. The results of these two businesses are recorded in the Company's financial statements as discontinued operations in fiscal 2001. In May 2002, the Company started Tecstar Manufacturing Canada Limited, an OEM Automotive Supply business, similar to Tecstar.

The Company became a public company in July 1993 and its shares are currently trading on the Nasdaq Small Cap Market under the ticker symbol "STCR."

SUBSEQUENT EVENT

On October 29, 2003, the Company and Wheel to Wheel Acquisition Company, LLC, an Indiana limited liability company and a wholly owned subsidiary of the Company (the "Acquisition Subsidiary"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Wheel to Wheel, Inc., a Michigan corporation ("Wheel to Wheel"), and the shareholders of Wheel to Wheel (the "Shareholders"). The Merger Agreement provides for the acquisition of Wheel to Wheel by the Company pursuant to a merger of Wheel to Wheel with and into the Acquisition Subsidiary (the "Merger"), with the Acquisition Subsidiary surviving the Merger and continuing as a wholly owned subsidiary of the Company.

Wheel to Wheel owns 50% of Starcraft's joint venture subsidiaries Tecstar, LLC and Tecstar Manufacturing Canada Limited. As a result of the Merger, the Company will own directly or indirectly 100% of the equity interests in the Tecstar entities and Wheel to Wheel.

In the Merger, and subject to the terms and conditions of the Merger Agreement, the Shareholders of Wheel to Wheel collectively will receive 3,550,000 shares of Starcraft common stock. The shares of Starcraft common stock will be allocated to the Shareholders proportionally in accordance with the Shareholder's ownership of Wheel to Wheel. The completion of the Merger is subject to the approval of the issuance of shares required to effect the Merger by the shareholders of Starcraft (as required by Nasdaq), receipt of necessary approvals or expiration of any regulatory waiting period under United States antitrust laws, and other customary closing conditions.

The Merger Agreement provides that the Company will enter into employment and non-competition agreements with the three key executives of Wheel to Wheel when the merger becomes effective. It further restricts transfer of the shares to be issued in the merger for two years, with provisions for up to approximately 500,000 shares in 2004 and 300,000 shares in 2005 to be available for sale without contractual restriction, subject to compliance with applicable securities laws and Company policy.

FINANCIAL INFORMATION ABOUT REPORTABLE SEGMENTS

The following table sets forth for the percentage of net sales and operating income for the Company's operating from each reportable segment for fiscal years ended September:

                                                                            Percent of Net Sales
                                                           -----------------------------------------------
                                                            2003                  2002               2001

         OEM Automotive Supply                              98.9%                 97.5%              89.3%
         Automotive parts and products                       1.1%                  2.5%              10.7%
                                                           -----                 -----              -----
                     Total                                 100.0%                100.0%             100.0%
                                                           =====                 =====              =====

                                                                        Percent of Operating Income
                                                           -----------------------------------------------

                                                            2003                  2002               2001

         OEM Automotive Supply (a)                         105.5%                104.3%              26.1%
         Automotive parts and products                      (5.5%)                (4.3%)             73.9%
                                                           -----                 -----              -----
                     Total                                 100.0%                100.0%             100.0%
                                                           =====                 =====              =====

(a) Includes minority interest in income of subsidiary

Financial information for the Company's reportable business segments is set forth in Note 12 to the Consolidated Financial Statements appearing in Item 8 of this report.

OEM Automotive Supply

In 1998, the Company started a new operation with Wheel to Wheel to supply conversion vehicle type products directly to OEM automotive customers as a Tier 1 automotive supplier. In 2002, the Company invested in a similar operation in Oshawa, Ontario, Canada with Wheel to Wheel. In October 2003, the Company and Wheel to Wheel jointly acquired Tarxien Automotive Products, a paint and injection molding business located in Ontario, Canada. The Company currently owns 50% of these enterprises, which are collectively referred to as "Tecstar". All of Tecstar's OEM Automotive Supply sales in 2003, 2002 and 2001 were to General Motors Corporation ("GM") and its subsidiaries.

Tecstar's strategy is to provide OEM's with faster time to market, less costly, high quality exterior and interior appearance packages. At September 28, 2003, Tecstar operated four manufacturing facilities in close proximity to the OEM vehicle assembly plants. Each facility is QS 9001 registered. Tecstar also operates a parts distribution operation supplying parts for the H2 Hummer to OEM dealers.

Tecstar receives vehicle chassis from the OEM and adds certain appearance items such as ground effects, wheels and badging. Chassis are provided by the OEM on a drop-ship basis and are not included in the sales of the Company. After completing the final appearance assembly work, the vehicles are placed back into the normal OEM distribution stream. The vehicles carry the full OEM warranty and are marketed directly by the OEM through its dealerships. Tecstar engineers and validates the products to OEM standards. Programs range from two to five years and are backed by contractual agreements with the OEM. A summary of contract lengths and sales is included in Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of this report. Tecstar provides a limited warranty of its products to the OEM, which is substantially the same as the OEM warranty provided to the OEM's retail customers.

The major domestic market for Tecstar's products is highly competitive. Competition is based primarily on price, product engineering and performance, technology, quality and overall customer service, with the relative importance of such factors varying among products. Tecstar's global competitors include a large number of other well-established independent manufacturers.

The Company's OEM Automotive Supply sales are directly impacted by the size of the automotive industry and GM's market share. Further, GM periodically reduces production or closes plants for several months for model changeovers. During the fourth quarter of fiscal year 2000 and continuing into the second quarter of fiscal 2001, one of the Company's manufacturing facilities was substantially shut down as a result of a GM vehicle model changeover. This adversely affected the Company's 2000 and 2001 financial results. The facility was back in production in the third quarter of fiscal 2001. Accordingly, a decline in sales in the automotive market or in GM's automotive sales, or production cutbacks and plant shut downs for model changeovers by GM, could have an adverse impact on the Company's sales and profits. Sales of the automotive supply segment are subject to long-term contracts with GM. The customer at its option may extend or reduce the terms of such contracts depending upon market conditions and chassis manufacturing plans. Continued sales and growth of this segment is subject to the Company's ability to continue to satisfactorily perform and to obtain such contracts over time.

At September 28, 2003, Tecstar's backlog of firm orders was $4.3 million compared with a backlog of $3.6 million at September 29, 2002. The increase in backlog is primarily due to the addition of the Ontario, Canada operation in 2003. Tecstar utilizes an independent manufacturer representative to market and sell its services.

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

Sales by the automotive parts and products segment declined in 2003, primarily due to an overall decline in the domestic conversion vehicle industry over the last several years. A primary factor for this decline is the increased popularity of SUVs and pickup trucks. However, over one million conversion vehicles have been manufactured over the last several years and a substantial number are still in use. During the life of the conversion vehicle, many conversion components, including exterior ground effects, wheels, seating, electronics, carpet and wood trim are replaced. Based on this information, the Company believes an opportunity exists to grow this segment of its automotive parts and products business. However, because of the overall decline of the conversion van market, and to offset any potential decline in sales of conversion vehicle parts, the Company is broadening its product lines offered to customers. One of the segments offering significant opportunity is in the sale of vehicle parts to the youth market. The Company believes its Midwest location and its strong brand name will provide a platform for growth. However, high gasoline prices, a slowing economy, or higher interest rates may negatively impact the growth of this business segment.

The Company also purchases conversion kits in the United States and ships the kits to a vendor in Mexico. The kits are installed on van chassis and then sold to approximately 20 automobile dealers throughout Mexico. The Company started its conversion kit assembly business in Mexico in the fiscal 2000 as part of a strategy to expand its conversion vehicle business into Central and South America. The Company does not believe it has any significant competition in this market. Sales may be negatively impacted by the Mexican economy, a disruption in the supply of kits and the availability of OEM chassis. The Company recorded a $400,000 expense in 2003 to reserve for the potential closing of this operation in 2004.

During the second quarter of fiscal 2003, the Company discontinued the cargo trailer division. This operation did not achieve its expected results and its prospects for improvement were not sufficient to continue its operation. The division lost $177,000 for the fiscal year, including a $75,000 reserve against earnings to cover potential future costs associated with this action. Management has deemed the results of this operation to be immaterial. Therefore, the division's operations are not reflected as discontinued operations in the Company's consolidated financial statements.

At September 28, 2003, the automotive parts and products segment had a backlog of $33,000 compared with a backlog of $158,000 at September 29, 2002. The backlog declined from prior year levels, primarily due to the closing of the cargo trailer division. The Company considers such backlog orders to be reasonably firm. All of the Company's products are subject to seasonal sales influences and sales tend to be stronger during March through October.

In conjunction with the sale of the conversion vehicle business, the Company was obligated to repurchase certain obsolete inventory. In 2003, the Company offset this obligation against future license fees. Further, the Company has indemnified the purchaser of the bus and mobility business if warranty expenses exceed amounts assumed by the purchaser. The Company believes it had recorded adequate reserves at September 28, 2003. However, there is no assurance that these reserves will be sufficient to offset actual obligations assumed under these agreements.

Competition in the automotive parts and products segment is very strong. The Company competes with conversion vehicle manufacturers and other automotive parts suppliers. There is no assurance that the Company will be able to retain its current customers or add new customers in the future.

PATENTS AND TRADEMARKS

Trademarks. The Company's predecessor manufactured boats, motor homes and other recreational vehicles under the name "Starcraft." The boat manufacturing business was sold by the Predecessor to Brunswick Corporation in 1988 which subsequently sold the business. The Company initially acquired the recreational vehicle business in the Predecessor's 1991 reorganization proceeding, but immediately sold it to an RV company. The Predecessor's Canadian conversion business was acquired by a Canadian firm. A corporation in the boating industry has independently registered and owns the "Starcraft" and related trademarks for use with boats and marine products and thus the Company has no control over the quality of boats produced and sold under the "Starcraft" mark. The Company retains ownership of "Starcraft" and related registered marks for use with automotive, recreational vehicle products, conversion vans, shuttle buses and mobility vans. It licenses the use of the "Starcraft" brand to owners of the Predecessor's RV business, as well as the purchasers of its conversion and bus and mobility businesses. While it has some control over the quality of its licensees' products, it does not control all aspects of their businesses. The agreement for the sale of the Company's conversion vehicle business requires the purchaser to pay royalties of $100 for each conversion vehicle unit sold for the five years beginning April 2002. These royalties will be partially offset by obsolete inventory that was returned to the Company under the 2001 Agreement to sell the van conversion business.

MANUFACTURING

OEM automotive supplier segment manufacturing facilities have been established in Louisiana, Texas and New Jersey in the United States and in Oshawa, Ontario, Canada. All facilities are located near GM assembly plants. Tecstar also has an engineering and a parts distribution operation near of Detroit, Michigan. In addition, Tecstar operates a tooling and plastics manufacturer in Rochester
Hills, Michigan and a paint and injection plastics molder in Ontario Canada. Most automotive parts and products are purchased for resale. Certain wood parts are manufactured at the Company's Goshen, Indiana facility.

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

EMPLOYEES

     As of September 28, 2003, the Company employed 419 people. Of these, 325 were production line associates and 94 were salaried sales, engineering and administrative staff. In addition, Tecstar utilized 198 contract laborers in its plants in addition to its employee personnel. During peak production periods, the Company may increase its work force. Historically, the available labor force has been adequate to meet such periodic requirements. The Company considers its relationships with its personnel to be satisfactory.

ITEM 2.  PROPERTIES

The following table summarizes the Company's properties as of September 28, 2003:


                                        Size of        Owned or         Lease Term
    Location                           Facility        Leased           Remaining      Type of Operation
    --------                           --------        --------         ---------      -----------------
    Goshen, Indiana                     5,000 s.f.      Leased           3 Years        Executive and Administrative
                                                                                        Offices

    Goshen, Indiana                                     Owned               N/A         Parts warehouse, Offices and
                                       10,000 s.f.                                      Manufacturing, Automotive
                                                                                        Parts and Products Segment

    Shreveport, Louisiana              38,000 s.f.      Leased         Month-to- Month  Manufacturing and Assembly,
                                                                                        OEM Automotive Supply Segment

                                                                                        Manufacturing and Assembly,
                                                                          4 Years       OEM Automotive Supply Segment
    Haslett, Texas*                   200,000 s.f.      Leased


    Bridgewater, NJ                    38,000 s.f.      Leased         Month-to-Month   Manufacturing and
                                                                                        Assembly, OEM
                                                                                        Automotive Supply
                                                                                        Segment

    Madison Heights, MI                40,000 s.f.      Leased            3 Years       Offices, Engineering and
                                                                                        Production Development,
                                                                                        OEM Automotive Supply Segment

                                                                                        Parts Warehouse and Offices,
    Livonia, MI                        25,000 s.f.      Leased            4 Years       OEM Automotive Supply Segment

                                                                                        Manufacturing and
                                                                                        Assembly, OEM
    Oshawa,                            79,000 s.f.      Leased           10 Years       Automotive Supply
    Ontario, Canada                                                                     Segment

                                                                                        Tooling and RIM plastics
                                                                                        manufacturing, OEM Automotive
      Rochester Hills, MI              24,000 s.f.      Leased            6 Months      Supply Segment

                                                                                        Paint and injection molding
                                                                                        manufacturing, OEM Supply
      Vaughan, Ontario,                67,000 s.f.      Leased            4 Years       Segment
      Canada
                                                                                        Engineering and specialty car
                                                                                        manufacturing, OEM Automotive
      Walled Lake, MI                  20,000 s.f.      Leased            3 Years       Supply Segment

* The Haslett, Texas lease is ten years with an option to cancel at five years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Starcraft's Common Stock is quoted on the Nasdaq Stock Market, Inc. ("Nasdaq"), Small Cap Market. As of November 28, 2003, there were 48 shareholders of record of Starcraft's Common Stock. The Company believes its shares are owned beneficially by approximately 2,050 beneficial owners.

The following table sets forth the high and low closing prices per share of Common Stock for the quarters ended as quoted on the Nasdaq.

                  Quarter Ended
                                                High                  Low
                  December 30, 2001            $4.00                 $2.14

                  March 31, 2002                4.86                  3.62

                  June 30, 2002                 5.90                  3.47

                  September 29, 2002            7.48                  4.61

                  December 29, 2002             7.71                  6.19

                  March 30, 2003               12.72                  6.61

                  June 29, 2003                23.50                  9.70

                  September 28, 2003           38.65                 19.10

Dividend Policy. During the second fiscal quarter of 2003, the Company declared and issued a 5% common stock dividend. As a result, the Company issued 225,460 additional shares of common stock. The Company has paid no cash dividends since its initial public offering. The Company currently intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying cash dividends on Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will be dependent, among other things, upon earnings, capital requirements, any financing agreement covenants and the financial condition of the Company.

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

SALES OF UNREGISTERED SECURITIES

In 2003, Starcraft Corporation sold 9,250 shares of common stock to independent sales representatives in connection with the exercise of a non-qualified stock option for a total of $13,502. Such issuance was exempt from registration under
Section 4(2) because the issuance of the shares to the representative was effected without any public offering.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes the number of shares issuable under Starcraft's equity compensation plans, the weighted-average exercise price and the number of shares available for issuance, as of September 28, 2003.

                                                                                                   C)
                                                                                          Number of securities
                                            (A)                        (B)               remaining available for
                                  Number of securities to       Weighted-average          future issuance under
                                  be issued upon exercise        exercise price            equity compensation
                                  of outstanding options,   for outstanding options,   plans (excluding securities
Plan Category                            warrants and rights    warrants and rights     reflected in column (a))
------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders(1)(2)        686,525                      $6.50                    132,217

Equity compensation plans
not approved by security holders(2)         1,050                       1.43                     26,000
Total                                     687,575                      $6.49                    158,217
----------------------------------------------------------------------------------------------------------

(1) The foregoing information is provided for previously approved plans before giving effect to proposed amendments presented herein for approval at the annual meeting. Of such shares, (i) 256,725 options remained exercisable at year-end under the 1993 Incentive Plan, but no further awards may be made under that plan; and, of those, only 204,225 remain exercisable at the date hereof; (ii) 424,425 options were outstanding at year-end under the 1997 Incentive Plan, and an additional 132,217 shares are currently available for issuance thereunder, either as options or as awards of shares, as described above; and (iii) up to 30,000 additional shares may be awarded to directors under the Directors Share Plan, under which directors are permitted to receive shares of stock in lieu of current or deferred fees for board service.

(2) Includes awards of options to Mr. Rose and Mr. Schoeffler for 79,525 and 27,750 shares, respectively, in excess of the current limit on awards to an individual awardee under the 1997 Incentive Plan, as described above. Shareholders are being asked to approve an amendment increasing such limit at the 2004 annual meeting.

(3) The only equity compensation plan not approved by shareholders is the Starcraft Corporation Sales Representatives Option Plan which provides for the issuance of options for restricted shares to certain independent sales representatives of Starcraft.

ITEM 6.  SELECTED FINANCIAL DATA



(dollars in thousand, except per share data)                              Year Ended
---------------------------------------------------------------------------------------------------------------------

Income Statement Data                       Sept. 28,       Sept. 29,        Sept. 30,       Oct. 1,        Oct. 3,
                                               2003            2002            2001            2000          1999
---------------------------------------------------------------------------------------------------------------------
Net Sales:
     Domestic                                 $191,401       $ 104,422         $ 48,647      $ 75,176       $ 36,102
     Export                                        701             262              287           139            281
         Total Net Sales                       192,102         104,684           48,934        75,315         36,383


Cost of Goods Sold                             147,835          79,748           38,184        56,719         28,105
Gross Profit                                    44,267          24,936           10,750        18,596          8,278
Operating Expenses                              19,163          15,515            9,898         8,336          4,444
Compensation Expense From Warrant
   and Option  Redemption                          ---           2,096              ---           ---            ---
Operating Income                                25,104           7,325              852        10,260          3,834

Interest Expense                                  (457)           (476)            (547)         (864)          (719)
Other Income, Net                                   33             589              293            82            115

Income Before Minority                          24,680           7,438              598         9,478          3,230
  Interest and Income Taxes

Minority Interest                               10,832           4,087               70         4,918          2,448

Income Tax Expense (Credit)                      2,060             388               26           379            (21)

Income from Continuing Operations               11,788           2,963              502         4,181            803

Loss from Discontinued Operations                  ---             ---           (3,679)       (8,528)          (281)

Net Income (Loss)                             $ 11,788        $  2,963          $(3,177)     $ (4,347)       $   522

Weighted Average Common
Shares          Outstanding*                     4,738           4,543            4,457         4,425
                                                                                                               4,367

Basic Earnings (Loss) Per Share*               $  2.49        $   0.65          $ (0.71)     $  (0.98)       $  0.12

Diluted Earnings (Loss) Per Share*             $  2.25        $   0.55          $ (0.71)     $  (0.98)       $  0.11



Balance Sheet Data
---------------------------------------------------------------------------------------------------------------------

Working Capital                              $  21,959        $  9,066         $  2,040       $ 2,165       $ 10,192
Total Assets                                    58,730          39,092           22,010        34,994         43,781
Long-Term Debt                                   9,148          12,704            8,092         9,957         13,506
Shareholders' Equity (Deficit)                  12,640             331          (2,703)            77          4,186
Book Value per Share                              2.63            0.07           (0.64)          0.02           1.00



*Retroactively adjusted for 5% stock dividend issued in March 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The consolidated statements of income summarize operating results for the last three years. This section of Management's Discussion highlights the main factors affecting the changes in operating results during the three-year period.

2003 VERSUS 2002
(Dollars in Thousands)                                                                                     2002 to
                                                                                                            2003
                                                         2003                       2002                   Change
                                           -------------------------------------------------------       ----------

Net sales                                  $    192,102        100.0%     $  104,684        100.0%             83.5%
Cost of goods sold                              147,835         77.0%         79,748         76.2%             85.4%
Gross profit                                     44,267         23.0%         24,936         23.8%             77.5%
Selling and promotion expenses                    1,866          1.0%          2,014          1.9%             (7.3%)
General and administrative expenses              17,297          9.0%         13,501         12.9%             28.1%
Compensation expense from redemption
    of warrants and options                         ---                        2,096          2.0%           (100.0%)
Operating income                                 25,104         13.0%          7,325          7.0%            242.7%
Interest expense                                   (457)         (.2%)          (476)         (.5%)            (4.0%)
Other income                                         33            0%            589           .6%            (94.4%)
Income before income taxes
     and minority interest                       24,680         12.8%          7,438          7.1%            231.8%
Minority interest                               (10,832)        (5.6%)        (4,087)        (3.9%)           165.0%
Income tax expense                               (2,060)        (1.1%)          (388)         (.4%)           430.9%

Net Income                                 $     11,788          6.1%          2,963          2.8%            297.8%

Net sales increased 83.5% to $192 million in 2003.

The OEM Automotive Supply segment sales increased $88.0 million in 2003, primarily due to an increase in demand for its products from its OEM customer, increased capacity expansion in the Texas facility resulting from increased product demand, the addition of the H2 parts program for the Hummer sport utility vehicle and the start-up of the Ontario, Canada program.

Sales of the automotive parts and products segment declined $0.6 million, primarily due to the continued deterioration of the van conversion parts market, both domestically and internationally and the closing of the cargo trailer operation.

The increased sales generated $19.3 million more gross profit in 2003 compared to 2002 primarily due to the increased sales. Gross profit as a percentage of sales slightly decreased from 23.8% in 2002 to 23.0% in 2003 due to increased product mix of the H2 parts business which carries a lower margin.

General administrative expenses increased $3.8 million in 2003 due to higher support requirements for the increased sales, primarily for the increased capacity in Texas and the new plant in Canada. The Company incurred a $1.1 million foreign currency gain in 2003 which reduced general and administrative expense, which was partially offset by merger related costs and a provision for asset impairment. General and administrative expenses as a percentage of sales decreased to 9.0% in 2003 because the fixed expenses did not increase proportionately with the sales growth.

In 2002, the Company reached agreement to redeem and cancel 360,000 warrants and 500,000 options to purchase shares of common stock, previously issued to two individuals, both of whom are directors and one of whom is an officer of the Company, as incentive for their partial guarantee of the Company's debt. The Company incurred a one-time expense of $2.1 million in 2002.

Other income in 2002 included $332 related to the cancellation of debt owed to a former vendor of the van conversion business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Minority interest results from the Company owning 50% of the OEM Automotive Supply business. Income tax expense for 2003 is comprised of state tax expense and Canadian tax on the profits of the new operation in Canada, net of $1.3 million of deferred tax credit arising from the reduction of the valuation allowance for the NOL carryforward deferred tax asset. The Company did not record any U.S. federal income tax expense in 2003 due to net operating loss tax carry forwards generated from losses in prior years and the reduction in the valuation allowance for deferred tax assets. Income tax expense in 2002 was comprised only of state taxes as the Canadian operation had not begun operations.

Federal income tax expense was impacted by the elimination of our deferred tax asset valuation allowance in 2003 by $1.3 million. This deferred tax asset, of which the majority is attributable to the $3.2 million dollars in NOL carryforwards at September 30, 2003, was fully reserved in previous years due to uncertainties in eventual recognition of the benefit of this asset. The Company does anticipate utilizing the remaining NOL carryforwards in 2004, thus eliminating the deferred tax asset related to the carryforwards. See Note 5 of notes to consolidated financial statements for further information on income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued



2002 VERSUS 2001
(Dollars in Thousands)                                                                                     2001 to
                                                                                                            2002
                                                        2002                       2001                    Change
                                           -------------------------------------------------------       ----------

Net sales                                   $   104,684        100.0%      $  48,934      100.0%            113.9%
Cost of goods sold                               79,748         76.2%         38,184       78.0%            108.9%
Gross profit                                     24,936         23.8%         10,750       22.0%            132.0%
Selling and promotion expenses                    2,014          1.9%          1,209        2.5%             66.6%
General and administrative expenses              13,501         12.9%          8,689       17.8%             55.4%
Compensation expense from redemption
    of warrants and options                       2,096          2.0%            ---        ---%              ---%
Operating income                                  7,325          7.0%            852        1.7%             759.7%
Interest expense                                   (476)         (.5%)          (547)      (1.1%)            (13.0%)
Other income                                        589           .6%            293         .6%             101.0%
Income before income taxes
     and minority interest                        7,438          7.1%            598        1.2%           1,143.8%
Minority interest                                (4,087)        (3.9%)           (70)       (.2%)             ---%
Income tax expense                                 (388)         (.4%)            26         --               ---%

Income from continuing operations           $     2,963          2.8%      $     502         1.0%            490.2%

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Discontinued Operations:

The conversion vehicle and bus and mobility vehicle businesses were discontinued in 2001 and reported losses of $3.7 million for 2001. The conversion vehicle segment was sold in May 2001 and the bus and mobility businesses were sold in August 2001. The $3.7 million loss for 2001 is net of a gain on the sale of the bus and mobility business of $0.4 million, including a gain of $0.3 million from the early extinguishments of term debt. No material gain or loss was recognized upon the sale of the conversion vehicle segment.

SEASONALITY AND TRENDS

The Company's OEM Automotive Supply business sales and profits are dependent on the automotive markets, primarily located in North America. The business may be influenced by a number of factors including OEM programs affecting price and supply, interest rates, gasoline prices, atypical weather for any sales region, OEM plant shutdowns and model year changeovers. The OEM Automotive Supply segment is dependent upon long-term contracts.

In the ordinary course of business, the OEM Automotive Supply segment has entered into multiple contracts of varying size and duration with General Motors
(GM). At the end of these contracts, the Company seeks to replace the expiring contracts with similar contracts. However, the Company can provide no assurances it will be able to continue to do so in the future. To mitigate this potential exposure, the Company generally structures its facility leases and vendor supply contracts to correspond with the terms of its GM contracts. Due to the lack of availability of suitable buildings, the Oshawa, Ontario, Canada lease is ten years compared to a five year program life for the other plants.

The Company is currently dependent upon one customer and contractual agreements with this customer. The terms of the agreements are tied to the customer's anticipated life of the vehicle chassis. Following is a summary of existing program lives and the percentage of 2003 sales attributable to each plant. The program lives are tied to contractual agreements, but may be shortened or extended based upon market conditions and chassis manufacturing plans at the option of the customer. Historically, the customer has continued programs upon the introduction of a new vehicle chassis.

         Plant                        Estimated               Percentage of
        Location (a)                Program Life               2003 Sales
        ------------                ------------              -------------
      Shreveport, LA (b)                 (b)                      4.6%
      Haslett, TX - Tahoe            July 2006                   39.1%
      Haslett, TX - Suburban         July 2006                   14.4%
      Bridgewater, NJ                July 2005                    8.3%
      Livonia, MI (c)                    N/A                     14.8%
      Oshawa, Ontario, Canada        July 2007                   17.6%
      Goshen, IN (c)                     N/A                      1.2%

(a) The Company's plants typically have several different programs being manufactured on the same vehicle chassis.

(b) The S-10 Xtreme program ended in September 2003. All of Shreveport's sales in 2003 were attributable to the S-10 Xtreme program and will not continue in 2004. The Company will maintain this facility to manufacture the ESV program in 2004.

(c) Parts distribution. No determinable program life. The Company intends to continue to focus on its OEM Automotive Supply business and automotive parts and products businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


The OEM Automotive Supply segment program related to the Shreveport, Louisiana facility ended in September 2003. Sales for this program accounted for 4.6% of the Company's sales in fiscal year 2003. The Company will continue to maintain the facility with the new ESV program starting in January 2004 and the maintenance of certain service parts.

In July 2003, the OEM Automotive Supply segment purchased the assets of Troy Tooling, Inc., a low volume specialty manufacturer of RIM (reaction injection molding) and plastic products for interior and exterior applications primarily for automotive customers. Troy Tooling, located in Rochester Hills, Michigan, operates in a 24,000 square foot facility generating approximately $2 million in annual sales with ten employees. The purchase price includes an option to buy the real estate and totals $1.5 million. Troy Tooling will be an integral part of the Company's aftermarket parts strategy.

During the fourth quarter of 2003, the Company's OEM Automotive Supply segment received several new contracts for engineering, design and installation services for the 2004 model year, which began in September 2003. The contracts include installation of ZR2 model upfit packages for specific models of the Chevrolet Blazer at its plant in Bridgewater, New Jersey. In addition, the Company will offer a 20" wheel to GM dealers. The 20" wheel will be engineered to GM's specifications and distributed through GM's parts subsidiary directly to GM dealers for installation. The custom wheel will fit GM's 800 series trucks including Suburbans, Tahoes, Silverados, Yukons and Escalades.

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

SUBSEQUENT EVENTS

On October 29, 2003, the Company and Wheel to Wheel Acquisition Company, LLC, an Indiana corporation and a wholly owned subsidiary of the Company (the "Acquisition Subsidiary"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Wheel to Wheel, Inc., a Michigan corporation ("Wheel to Wheel"), and the shareholders of Wheel to Wheel (the "Shareholders"). The Merger Agreement provides for the acquisition of Wheel to Wheel by the Company pursuant to a merger of Wheel to Wheel with and into the Acquisition Subsidiary (the "Merger"), with the Acquisition Subsidiary surviving the Merger and continuing as a wholly owned subsidiary of the Company.

Wheel to Wheel owns 50% of Starcraft's joint venture subsidiaries Tecstar, LLC and Tecstar Manufacturing Canada Limited. As a result of the Merger, the Company will own directly or indirectly 100% of the equity interests in the Tecstar entities and Wheel to Wheel.

In the Merger, and subject to the terms and conditions of the Merger Agreement, the Shareholders of Wheel to Wheel collectively will receive 3,550,000 shares of Starcraft common stock. The shares of Starcraft common stock will be allocated to the Shareholders proportionally in accordance with the Shareholder's ownership of Wheel to Wheel. The completion of the Merger is subject to the approval of the issuance of shares required to effect the Merger by the shareholders of Starcraft (as required by Nasdaq), receipt of necessary approvals or expiration of any regulatory waiting period under United States antitrust laws, and other customary closing conditions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


The Merger Agreement provides that Starcraft will enter into employment and non-competition agreements with the three key executives of Wheel to Wheel when the merger becomes effective. It further restricts transfer of the shares to be issued in the merger for two years, with provisions for up to approximately 500,000 shares in 2004 and 300,000 shares in 2005 to be available for sale without contractual restriction, subject to compliance with applicable securities laws and Company policy.

Wheel  to  Wheel  provides  design,  engineering,   validation  and  testing  of
automotives and automotive components and also manufactures show and specialty vehicles and pace cars.

Wheel to Wheel currently is the sole provider of engineering, design and validation services to Tecstar. Tecstar could be significantly harmed if Wheel to Wheel no longer provided these services. The merger of the Company and Wheel to Wheel enables the Company to control this critical aspect of Tecstar's business.

In addition, Wheel to Wheel will generate incremental revenues of approximately $5 million per year in the specialty vehicle and automotive engineering markets.

The acquisition of Wheel to Wheel will be treated as a purchase for financial reporting purposes. This means that the purchase price will first be allocated to the fair value of assets received, net of assumed liabilities. The remaining purchase price will then be allocated to any identifiable intangible assets, which in this case, includes a customer relationship and several supply contracts, with the remainder allocated to goodwill. The identifiable intangible assets, estimated to be $17.5 million, will be amortized to expense over the expected lives of the assets ranging from one to three years. Goodwill will not be amortized to expense, but will be evaluated annually for any impairment in the carrying value, and adjusted accordingly through the income statement. Unaudited Pro Forma Financial Information giving effect to the acquisition is presented in the definitive proxy statement related to the Company's 2004 Annual Meeting of Shareholders.

In October 2003, Starcraft and Wheel to Wheel jointly acquired the assets of Tarxien Automotive in Ontario, Canada. Tarxien, with $3 million in annual sales, was acquired for its OEM-compliant, highly efficient horizontal paint line, and its plastic injection molding facilities that will further support Starcraft's ongoing automotive aftermarket initiatives.

In November 2003, the Company also agreed to acquire the assets of Classic Design Concepts, Inc. of Walled Lake, Michigan. Classic Design provides design and engineering services, concepting and show car development for automotive OEMs, primarily Ford Motor Company. Classic also develops and markets aftermarket parts. Classic Design's senior staff brings additional expertise in direct sales and corporate relationships.


LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated $10.7 million in cash in 2003 compared to consuming $0.7 million in cash in 2002. Cash generated in 2003 before working capital usage was $21.5 million compared to $7.6 million in 2002. Cash used for accounts receivable, inventories and accounts payable in 2003 to fund the sales growth was $6.8 million compared to $8.5 million used in 2002. In 2003, the Company utilized $5.6 million of cash to fund tooling and engineering programs and the timing of customer tooling reimbursements.

The Company invested $5.5 million in property and equipment during 2003 primarily attributed to growth of the OEM Automotive Supply business, particularly its expansion in Texas ($0.5 million), start-up of operations in Canada ($2.2 million) and tooling investment for new programs ($1.3 million).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


As discussed in Note 4 of the notes to consolidated financial statements, the Company and its subsidiaries, have three bank lines of credit which provide for $22 million of credit of which $9.2 million was outstanding at September 28, 2003.

The Company believes that future cash flows from operations and funds available under its revolving credit facilities will be sufficient to satisfy its anticipated operating needs and capital requirements for 2004. The Company also believes that its objectives for growth over the next few years can be accomplished with minimal capital investment and that its expected operating cash flows and credit facilities should provide sufficient liquidity. However, to fund various liabilities assumed under the Wheel to Wheel merger, the Company intends to increase its revolving credit facilities by $9 million in early 2004.

INCOME TAXES

At this time, the Company does not have U.S. federal income tax expenses due to existing operating loss carryforwards generated from prior year losses that were fully reserved. The Company is incurring Canadian taxes related to its operation in Canada.

During 2004, as the operating loss carryforwards are utilized, the Company will begin recording U.S. federal income taxes, along with Canadian taxes. At September 28, 2003, the operating loss carryforwards were approximately $3.3 million. Management believes the proforma information presented below is useful to enable a reader to determine the impact income taxes would have on earnings, if the Company had not incurred the operating loss carryforwards in prior years. The following table illustrates the effect on net income and earnings per share as if the Company were incurring income tax expenses at a 39% effective tax rate for the fiscal year ended September 28, 2003 and September 29, 2002, respectively.


                                                                Year Ended
                                              ---------------------------------------------
                                              September 28, 2003         September 29, 2002
                                              ------------------         ------------------
                                             (Dollars in thousands, except per share amounts)

Net Income - as reported                        $    11,788                  $   2,963

Deduct:  pro-forma provision for
income taxes                                          4,411                      1,437

Net income - pro forma                          $     7,377                  $   1,526

Earnings per share - as reported
    Basic Earnings per share                    $      2.49                  $    0.65

    Dilutive earnings per share                 $      2.25                  $    0.55

Earnings per share - pro forma
    Basic Earnings per share                    $      1.56                  $    0.34

    Dilutive earnings per share                 $      1.41                  $    0.29


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

Warranties: The Company follows the policy of accruing an estimated liability for warranties at the time the warranted products are sold. The Company's OEM Automotive Supply segment provides products to Original Equipment Manufacturers under warranty terms similar to those offered by the OEM to its customers, generally three years. The Company accrues an estimated liability for potential warranties at the time products are sold, based on past claims experience.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The Company is depreciating buildings over periods of 15 to 50 years. Building improvements over periods of 5 to 20 years, and equipment over periods of 3 to 12 years.

Indentifiable Intangible Assets and Goodwill: The identifiable intangible assets generated by the Wheel to Wheel merger will be amortized to expense over the expected lives of the assets ranging from one to three years. Goodwill will not be amortized to expense, but rather will be evaluated annually for any impairment in the carrying value, and adjusted accordingly through the income statement.

OFF-BALANCE SHEET ARRANGEMENTS

As part of the Wheel to Wheel merger, the Company will be assuming a consulting agreement for a former shareholder of Wheel to Wheel. As of September 28, 2003, Wheel to Wheel has 117 remaining monthly payments of $27,750 due under this arrangement that will not be recorded on the balance sheet.

LONG-TERM CONTRACTUAL OBLIGATIONS:

                                                                        Payments due by period
                                             ----------------------------------------------------------------------
                                               Total         Less than         1-3         3-5            More than
                                                               1 Year        Years        Years            5 Years
Long-Term Debt Obligations                   $ 9,148       $       -       $ 9,148      $      -          $      -
Operating Lease Obligations                  $ 8,195       $   1,997       $ 4,913      $  2,766          $  4,465
Employment Agreement Obligation              $ 1,500       $     300       $   900      $    300          $      -
                                             -------       ---------       -------      --------          --------
Total                                        $18,843       $   2,297       $14,961      $  3,066          $  4,465
                                             =======       =========       =======      ========          ========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


AVAILABLE INFORMATION

Availability of Reports. Starcraft is a reporting company under the Securities Exchange Act of 1934, as amended (the "1934 Act"), and files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). The public may read and copy any Company filings at the Commission's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Because the Company makes filings to the Commission electronically, you may access this information at the Commission's internet site: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the Commission.

Web site Access. Our internet Web site address is www.starcraftcorp.com. We make available, free of charge at the "Investor Relations" portion of this Web site under "SEC Filings" annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our Web site.

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

OEM Automotive Supply Segment. All of the Company's OEM Automotive Supply sales in 2003, 2002 and 2001 were to GM. The Company's OEM Automotive Supply sales are directly impacted by the size of the automotive industry and GM's market share. Further, GM periodically reduces production or closes plants for several months for model changeovers. During the fourth quarter of fiscal year 2000 and continuing into the second quarter of fiscal 2001, one of the Company's manufacturing facilities was substantially shut down as a result of GM's model changeover. This adversely affected the Company's fiscal 2000 and 2001 results. A decline in sales in the automotive market or in GM's automotive sales, or production cutbacks and plant shut downs for model changeovers by GM, could have an adverse impact on the Company's sales and profits. Sales of the OEM Automotive Supply segment are subject to long-term contracts with GM. Continued sales and growth of this segment is subject to the Company's ability to continue to satisfactorily perform and to obtain such contracts over time.

The Company's contractual agreements with its customer may be shortened or extended by the customer at its discretion. There is no assurance that the Company's contractual agreements will remain in effect for the stated periods.

Single Customer. GM has recently publicized its interest to put significant pressures on its suppliers to reduce costs, including GM's intention to change suppliers if suppliers do not comply. As the Company's sole customer is GM, there is no assurance that the Company's sales and margins will not be adversely affected by this program.

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

Potential Product Liability and Warranties. Like other automotive manufacturers, the Company may be subject to claims that its products caused or contributed to damage or injury sustained in vehicle accidents or may be required to recall products deemed unsafe. Any such claims in excess of the Company's insurance coverage or material product recall expenses could adversely affect the Company's financial condition and results of operations. It is possible that actual expenses the Company incurs to honor warranties on products could exceed the warranty liability accrued on its books for such expenses, which could adversely affect its results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates and foreign currencies. These fluctuations can vary the cost of financing, investment yields and operations of the Company.

The Company does not have any investments that would be classified as trading securities under generally accepted accounting principles. The Company's non-trading investments, excluding cash and cash equivalents, consist of certificates of deposit and debt securities. These financial instruments are subject to market risk in that changes in interest rates would impact the market value of such investments. The Company generally does not utilize derivatives to hedge against increases in interest rates which decrease market values.

Based on the Company's overall interest rate exposure at September 28, 2003, including variable rate debt, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of September 28, 2003, would have no material impact on earnings or cash flows over a one-year period.

The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the Canadian dollar. The Company faces transactional currency exposures that arise when its foreign subsidiaries enter into transactions, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its Canadian operations to the U.S. dollar at exchange rates that have used financial derivatives to hedge against fluctuations in currency exchange rates. During fiscal 2003, the Company incurred a $1.1 million foreign currency gain.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              STARCRAFT CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                     September 28, 2003, September 29, 2002
                             and September 30, 2001

                     STARCRAFT CORPORATION AND SUBSIDIARIES

                                 Goshen, Indiana

                        CONSOLIDATED FINANCIAL STATEMENTS
          September 28, 2003, September 29, 2002 and September 30, 2001








                                    CONTENTS









REPORT OF INDEPENDENT AUDITORS ................................................1


CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS ..............................................2

     CONSOLIDATED STATEMENTS OF INCOME.........................................4

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ..........................5

     CONSOLIDATED STATEMENTS OF CASH FLOWS ....................................6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...............................7

                         REPORT OF INDEPENDENT AUDITORS





To the Board of Directors and Shareholders of Starcraft Corporation and Subsidiaries:

We have audited the consolidated balance sheets of Starcraft Corporation and Subsidiaries as of September 28, 2003 and September 29, 2002 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 28, 2003. Our audit also included the financial statement schedule listed in the index at Item 15(d). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starcraft
Corporation and Subsidiaries as of September 28, 2003 and September 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                                /s/Crowe Chizek and Company LLC

                                                 Crowe Chizek and Company LLC



Elkhart, Indiana
November 7, 2003

                     STARCRAFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 28, 2003 and September 29, 2002



                                                                                           2003            2002
                                                                                           ----            ----
                                                                                         (dollars in thousands)
ASSETS
Current assets
     Cash and cash equivalents                                                        $        836     $        284
     Accounts receivable
         Trade, less allowance for
           doubtful accounts: 2003 - $200; 2002 - $288                                      28,606           20,610
         Other receivables                                                                     576            2,108
     Inventories                                                                            10,060            8,204
     Tooling and engineering projects                                                        6,593              952
     Other current assets                                                                    2,409              974
                                                                                      ------------     ------------
         Total current assets                                                               49,080           33,132

Property and equipment
     Land, buildings and improvements                                                        6,005            3,820
     Machinery and equipment                                                                 7,321            4,540
                                                                                      ------------     ------------
                                                                                            13,326            8,360
     Less accumulated depreciation                                                           4,190            2,836
                                                                                      ------------     ------------
                                                                                             9,136            5,524

Other assets                                                                                   514              436
                                                                                      ------------     ------------

                                                                                      $     58,730     $     39,092
                                                                                      ============     ============


                     STARCRAFT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    September 28, 2003 and September 29, 2002


                                                                                           2003            2002
                                                                                           ----            ----
                                                                                          (dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Notes payable, related party                                                     $          -     $      1,474
     Accounts payable, trade                                                                19,549           18,058
     Accrued expenses
         Compensation and related expenses                                                   2,668            2,302
         Warranty                                                                              698              771
         Income taxes                                                                        3,378              396
         Taxes, other                                                                          434               44
         Indemnification reserve                                                                 -              346
         Other                                                                                 394              675
                                                                                      ------------     ------------
         Total current liabilities                                                          27,121           24,066

Long-term debt                                                                               9,148           12,704

Minority interest in subsidiary                                                              9,821            1,991

Commitments and contingencies (Note 9)                                                           -                -

Shareholders' equity
     Preferred stock, no par value:  2,000,000 shares
         authorized, none issued                                                                 -                -
     Common stock, no par value:  10,000,000 shares
         authorized, issued and outstanding
           4,804,102 shares in 2003 and 4,454,059 shares in 2002                            15,203           14,850
     Additional paid-in capital                                                              3,420            1,008
     Accumulated deficit                                                                    (6,151)         (15,527)
     Accumulated other comprehensive income                                                    168                -
                                                                                      ------------     ------------
                                                                                            12,640              331
                                                                                      ------------     ------------

                                                                                      $     58,730     $     39,092
                                                                                      ============     ============

                        CONSOLIDATED STATEMENTS OF INCOME
           For the years ended September 28, 2003, September 29, 2002 and September 30, 2001


                                                                           2003            2002            2001
                                                                           ----            ----            ----
                                                                       (dollars in thousands, except per share data)

Net sales                                                              $    192,102   $    104,684     $     48,934

Cost of goods sold                                                          147,835         79,748           38,184
                                                                       ------------   ------------     ------------


Gross profit                                                                 44,267         24,936           10,750

Operating expenses
     Selling and promotion                                                    1,866          2,014            1,209
     General and administrative                                              17,297         13,501            8,689
     Compensation expense from warrant and
       option redemption                                                          -          2,096                -
                                                                       ------------   ------------     ------------

Operating income                                                             25,104          7,325              852

Nonoperating (expense) income
     Interest, net                                                             (457)          (476)            (547)
     Other income, net                                                           33            589              293
                                                                       ------------   ------------     ------------
                                                                               (424)           113             (254)
                                                                       ------------   ------------     ------------

Income from continuing operations before
  minority interest and income taxes                                         24,680          7,438              598

Minority interest                                                            10,832          4,087               70
                                                                       ------------   ------------     ------------

Income from continuing operations before
  income taxes                                                               13,848          3,351              528

Income taxes                                                                  2,060            388               26
                                                                       ------------   ------------     ------------


Income from continuing operations                                            11,788          2,963              502

Loss from discontinued operations, net of income
  tax expense of $24 in 2001                                                      -              -           (4,031)

Gain on sale of discontinued business, net of income
  tax of $0 in 2001                                                               -              -              352
                                                                       ------------   ------------     ------------


Net income (loss)                                                      $     11,788   $      2,963     $     (3,177)
                                                                       ============   ============     ============

Earnings (loss) per common share, basic                                $       2.49   $        .65     $      (.71)

Earnings (loss) per common share, diluted                              $       2.25   $        .55     $      (.71)


                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the years ended September 28, 2003, September 29, 2002 and September 30, 2001


                                                                                           Accumulated
                                      Issued and                                              Other
                                      Outstanding                Additional                  Compre-
                                        Common         Common      Paid-In    Accumulated    hensive
                                        Shares          Stock      Capital      Deficit      Income        Total
                                    -------------   ----------   ---------   ----------   -----------    ----------
                                                    --------------------(dollars in thousands)---------------------

Balance, October 2, 2000                4,245,059   $   14,382   $   1,008   $  (15,313)  $         -    $       77

     Net loss                                                                    (3,177)            -        (3,177)
     Stock option compensation                  -            -         378            -             -           378
     Issuance of common stock              10,000           19           -            -             -            19
                                    -------------   ----------   ---------   ----------   -----------    ----------

Balance, September 30, 2001             4,255,059       14,401       1,386      (18,490)            -        (2,703)

     Net income                                 -            -           -        2,963             -         2,963
     Stock option redemption                    -            -        (378)           -             -          (378)
     Issuance of common stock             199,000          449           -            -             -           449
                                    -------------   ----------   ---------   ----------   -----------    ----------

Balance, September 29, 2002             4,454,059       14,850       1,008      (15,527)            -           331

     Net income                                 -            -           -       11,788             -        11,788
     5% Common stock dividend             225,460            -       2,412       (2,412)            -             -
     Currency translation
       adjustments                              -            -           -            -           168           168
     Issuance of common stock             124,583          353           -            -             -           353
                                    -------------   ----------   ---------   ----------   -----------    ----------
Balance, September 28, 2003             4,804,102   $   15,203   $   3,420   $   (6,151)  $       168    $   12,640
                                    =============   ==========   =========   ==========   ===========    ==========

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the years ended September 28, 2003, September 29, 2002 and September 30, 2001


                                                                           2003            2002            2001
                                                                           ----            ----            ----
                                                                                  (dollars in thousands)
Cash flows from operating activities
Income from continuing operations                                      $     11,788   $      2,963     $        502
Adjustments to reconcile income from continuing
  operations to net cash from operating activities
     Compensation expense from warrants and options                               -          2,096              378
     Depreciation                                                             1,646            766             1,241
     (Gain)/loss on disposal of assets                                          233            (85)               -
     Minority interest                                                        7,830          1,834             (930)
     Changes in operating assets and liabilities
         Accounts receivable                                                 (6,464)       (10,979)          (2,280)
         Inventories                                                         (1,856)        (3,568)             (43)
         Tooling and engineering projects                                    (5,641)          (123)             (65)
         Accounts payable                                                     1,491          6,060               (3)
         Accrued expenses                                                     3,038            882           (1,273)
         Other                                                               (1,366)          (566)            (242)
                                                                       ------------   ------------     ------------
              Net cash from continuing operations                            10,699           (720)          (2,715)
Net loss from discontinued operations                                             -              -           (4,031)
                                                                       ------------   ------------     ------------

     Net cash from operating activities                                      10,699           (720)          (6,746)

Cash flows from investing activities
Collection of notes receivable, net                                               -            358              106
Purchase of property and equipment                                           (5,504)        (2,943)            (811)
Proceeds from sale of property and equipment                                     13             42                5
Proceeds from sale of conversion vehicle business                                 -              -              277
Proceeds from sale of bus and mobility vehicle business                           -              -            8,000
                                                                       ------------   ------------     ------------
     Net cash from investing activities                                      (5,491)        (2,543)           7,577

Cash flows from financing activities
Net proceeds (payments) on revolving credit agreement                        (3,556)         4,612            3,592
Payments of long-term debt                                                        -           (814)          (5,436)
Redemption and cancellation of warrants and options                          (1,474)        (1,000)               -
Issuance of common stock                                                        353            449               19
                                                                       ------------   ------------     ------------
     Net cash from financing activities                                      (4,677)         3,247           (1,825)
                                                                       ------------   ------------     ------------

Effect of exchange rate changes on cash                                          21              -                -

Net change in cash and cash equivalents                                         552            (16)            (994)

Cash and cash equivalents at beginning of year                                  284            300            1,294
                                                                       ------------   ------------     ------------

Cash and cash equivalents at end of year                               $        836   $        284     $        300
                                                                       ============   ============     ============

Supplemental disclosure of cash flow information
     Interest paid                                                     $        606    $       473     $      1,335
     Income taxes paid                                                          673            137              259


                     STARCRAFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          September 28, 2003, September 29, 2002 and September 30, 2001
                  (Dollars in thousands, except per share data)


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Principles of Consolidation: Starcraft Corporation and Subsidiaries (collectively referred to as the "Company") are second stage manufacturers of pickup truck and sport utility vehicles to an original equipment manufacturer ("OEM automotive supply"). The Company also supplies after-market automotive parts and products ("automotive parts and products") to wholesale and retail customers. The consolidated financial statements include the accounts of Starcraft Corporation and its wholly owned subsidiaries:
Starcraft Automotive Group, Inc., Imperial Automotive Group, Inc., Starcraft Southwest, Inc., and National Mobility Corporation. The Company has a 50% ownership interest in each of Tecstar, LLC and Tecstar Manufacturing Canada Limited (collectively "Tecstar") which are OEM automotive suppliers. The operations of Tecstar Manufacturing Canada Limited ("Tecstar Canada") commenced in February 2003. The accounts of Tecstar are included in these consolidated financial statements as the Company is deemed to exercise effective control over Tecstar's financial policies through its representation on the Boards of Managers, participation in policymaking processes, and interchange of managerial personnel. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company's customers operate primarily in the automotive industry. The OEM automotive supply segment sales are primarily to one customer in the United States and Canada. The Company's automotive parts and products segment sells products throughout North America, and export sales are principally to locations in Asia and northern Europe. Credit is extended to customers based on an evaluation of the customer's financial condition, and when credit is extended, collateral generally is not required.

During fiscal 2001, the Company discontinued two segments. The Company sold its conversion vehicle business on May 25, 2001, for no gain or loss, and its shuttle bus and mobility vehicle business on August 31, 2001 for an after tax gain of $352. The results of operations of these businesses are recorded as discontinued operations.

Net sales and gross profits of the discontinued operations for the fiscal year ended September 30, 2001 were $33,483 and $1,163, respectively.

Cash Equivalents and Concentrations: Cash equivalents include all highly liquid investments with a maturity when purchased of three months or less. The first $100 of deposits in each financial institution is insured by an agency of the U.S. Government.

Statements of Cash Flows - Noncash Activities: During 2002, the Company issued notes payable as partial consideration in redemption of warrants and stock options of $1,474. During 2001, the Company recorded $378 of compensation expense for stock options issued to a director of the Company and the Company received $527 of notes receivable as proceeds in the sale of its conversion vehicle business.

Accounts Receivable: The Company sells to customers using credit terms customary in its industry. Interest is not normally charged on receivables. Management establishes an allowance for doubtful accounts for potential losses on its accounts receivable based on historical loss experience and current economic conditions. Accounts receivable are charged off to the allowance when management determines the account is uncollectible.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for certain inventories ($224 and $538 at September 28, 2003 and September 29, 2002, respectively) and by the first-in, first-out ("FIFO") method for all other inventories.

Tooling and Engineering Projects: Tooling and engineering projects represent costs, less amounts billed, incurred by the Company in the development of tooling and engineering services provided by the Company's partner in Tecstar. The Company receives a specific purchase order for these tooling and engineering projects and is generally reimbursed by the customer within terms customary in its industry. Costs are deferred until reimbursed by the customer. Forecasted losses on incomplete projects are recognized currently.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The Company is depreciating buildings over periods of 15 to 50 years, building improvements over periods of 5 to 20 years, and equipment over periods of 3 to 12 years.

Warranties: The Company follows the policy of accruing an estimated liability for warranties at the time the warranted products are sold. Warranty is provided for terms similar to those offered by the OEM to its customers. Warranty activity for the years ended September 28, 2003 and September 29, 2002 is as follows: 2003 2002

     Accrued warranty at beginning of year      $     771    $     763
         Adjustments                                  (25)          (8)
         Warranty claims paid                         (48)           -
                                                ---------    ---------
     Accrued warranty at end of year            $     698    $     771
                                                =========    =========

Revenue Recognition: The Company generally manufactures products based on specific orders from customers. Shipments are generally made by common carrier after receiving authorization from the customer, and revenue is recognized upon shipment under FOB factory terms.

Translation of Foreign Currency: Assets and liabilities of Tecstar Canada are translated at rates of exchange in effect at the close of the fiscal year. Revenues and expenses are translated at the average rates of exchange for the year. Translation gains and losses are accumulated within other comprehensive income as a separate component of shareholders' equity. Foreign currency transaction gains and losses (transactions denominated in a currency other than Tecstar Canada's local currency) are generally included in selling and administrative expenses, and netted a $1,120 gain during the year ended September 28, 2003.

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

Income Taxes: Deferred income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. A valuation allowance adjusts deferred tax assets to the net amount that is more likely than not to be realized. No provision has been made for U.S. and state income taxes or foreign withholding taxes on the undistributed earnings (approximately $4,143 at September 28, 2003) of foreign subsidiaries because it is expected that such earnings will be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the foreign countries. Determination of the amount of any unrecognized deferred income tax liability of these undistributed earnings is not practical.

Evaluation of Impairment of Long-Lived Assets: In accordance with SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the net assets to the expected net future cash inflows resulting from use of the assets. Management believes that no material impairment of long-lived assets exists at September 28, 2003.

Stock Based Compensation: The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", and accordingly, accounts for its stock option plans using the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation".


                                                               2003         2002          2001
                                                               ----         ----          ----

Net income (loss), as reported                             $   11,788     $  2,963     $   (3,177)
Deduct: stock-based compensation expenses
  determined under fair value based method,
  net of tax                                                      129          289          1,139
                                                           ----------     --------     ----------
Proforma net income (loss)                                 $   11,659     $  2,674     $   (4,316)
                                                           ==========     ========     ==========

Basic earnings (loss) per share, as reported                     2.49          .65          (.71)
Proforma basic earnings (loss) per share                         2.46          .59          (.97)
Diluted earnings (loss) per share, as reported                   2.25          .55          (.71)
Proforma diluted earnings (loss) per share                       2.23          .50          (.97)

The proforma amounts shown above and the weighted-average grant-date fair values of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:



                                                            2003                  2002                  2001
                                                            ----                  ----                  ----

     Risk-free interest rate                            3.10% - 5.25%         5.25% - 6.23%         5.35% - 5.88%
     Dividend yield                                          0%                    0%                    0%
     Volatility factor                                 84.18% - 86.17%       77.45% - 94.70%       75.94% - 94.61%
     Expected option life                                  4 years               4 years               4 years


Comprehensive Income: Other comprehensive income consists of foreign currency translation adjustments. Comprehensive income for the year ended September 28, 2003 was $11,956. There were no foreign currency translations for the year ended September 29, 2002, or Septemer 30, 2001.

Use of Estimates: Preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management makes estimates for indemnification, accrued warranty, valuation allowance for deferred tax assets, allowance for doubtful accounts, allowances for slow-moving and obsolete inventories, impairment of property, plant, equipment, and depreciation expense.

Earnings Per Common Share: Basic earnings per common share is based on net income available to common shareholders divided by the weighted average number of common shares considered to be outstanding during the period. Diluted earnings per common share shows the dilutive effect of any additional potential common shares issuable under stock options.

Fiscal Year:  The Company's  fiscal year ends on the Sunday closest to September
30. The years ended September 28, 2003, September 29, 2002 and September 30, 2001 each consisted of 52 weeks.

Reclassifications: Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on total assets, total shareholders' equity or net income as previously reported.

Recently Enacted Accounting Standards: In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation ("FIN") 46, "Consolidation of Variable Interest Entities". This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiary if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective immediately for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. FIN 46 was effective for the Company beginning June 30, 2003 for all interest in variable interest entities acquired before February 1, 2003. The adoption of the provisions of this statement did not have an impact on the Company's consolidated financial statements.


NOTE 2 - INVENTORIES

Inventories consist of the following:


                                                                                  2003           2002
                                                                                  ----           ----

     Raw materials                                                           $      9,583     $      7,568
     Finished goods                                                                   877              723
                                                                             ------------     ------------
                                                                                   10,460            8,291
     Allowance for slow-moving and obsolete inventories                               400               87
                                                                             ------------     ------------
                                                                             $     10,060     $      8,204
                                                                             ============     ============


NOTE 3 - NOTES PAYABLE, RELATED PARTY

On September 25, 2002, the Company reached an agreement to redeem and cancel 360,000 outstanding warrants and 500,000 outstanding stock options previously issued to two individuals, both of whom are currently directors and one of whom is an officer of the Company, as incentive for their guarantee of certain of the Company's debt (see Note 7). The warrants and stock options were redeemed at a price of $5.54 per share (less each issue's underlying strike price), which reflected a 15% discount from the average closing price of $6.52 per share for the twenty-day period through and including September 25, 2002. The total cost of the redemption was $2,474. Of this amount, the Company recorded $2,096 of compensation expense in fiscal 2002 (in fiscal 2001, the Company had recorded $378 of compensation expense for stock options issued in December 2000). The redemption price of $2,474 consisted of $1,000 in cash and notes payable of $1,474. The notes payable were paid in full during the year ended September 28, 2003.


NOTE 4 - LONG-TERM DEBT

In February 2002, Tecstar entered into a $10,000 revolving credit agreement with a lending institution, which matures on October 1, 2004. In May 2002, the size of the facility was increased to accommodate growth in Tecstar's business. Advances under the revolving credit agreement are limited to a specified percentage of eligible receivables and inventories, subject to a maximum of $15,000. At September 28, 2003, Tecstar had $8,875 and $11,295 of outstanding borrowings under its revolving credit facility at September 28, 2003 an September 29, 2002, respectively. The advances bear interest subject to a margin table with ranges of 1/2% below the prime rate to 1/2% above the prime rate, dependent upon Tecstar's tangible net worth. The borrowings are collateralized by substantially all of Tecstar's assets. This facility is subject to various loan covenants with which Tecstar was in compliance as of September 28, 2003.

In June 2002, the Company entered into a $2,000 revolving credit agreement, which matures on October 1, 2004, with the same lending institution that provided Tecstar, LLC's credit facility. The Company had $268 and $1,409 of outstanding borrowings under its revolving credit facility at September 28, 2003 and September 29, 2002, respectively. Advances under this revolving credit agreement bear interest at a rate of 1% over the prime rate and are collateralized by substantially all the Company's assets. In addition, a portion of the credit facility is guaranteed by two individuals, both of whom are directors and one of whom is an officer of the Company. In October 2003, the amount of the facility was decreased to $1,000, and the personal guarantees were released. The facility is subject to various loan covenants with which the Company was in compliance as of September 28, 2003.

In April 2003, Tecstar Canada entered into a $5,000 revolving credit agreement, which matures on October 1, 2004, with the same lending institution that provides Tecstar, LLC's credit facility. The Company had $5 of outstanding borrowings under this revolving credit facility at September 28, 2003, respectively. The advances bear interest subject to a margin table with ranges of 1/2% below the prime rate to 1/2% above the prime rate, dependent upon Tecstar Canada's tangible net worth. The borrowings are collateralized by substantially all of Tecstar Canada's assets. This facility is subject to various loan covenants with which Tecstar was in compliance as of September 28, 2003.

The weighted average interest rate on outstanding borrowings as of September 28, 2003 was 3.50% (5.30% at September 29, 2002).

The total credit commitments under these three facilities at September 28, 2003 are $22,000. At September 28, 2003, there was approximately $12,852 available under all facilities.

Annual maturities of long-term debt under these revolving credit agreements are as follows:

                            2004   $           -
                            2005           9,148
                                   -------------
                                   $       9,148


NOTE 5 - INCOME TAXES

The components of income from continuing operations before income taxes are as follows:


                                               2003             2002             2001
                                               ----             ----             ----

         United States operations           $      9,091    $      3,351     $        528
         Foreign operations                        4,757               -                -
                                            ------------    ------------     ------------
              Total                         $     13,848    $      3,351     $        528
                                            ============    ============     ============

The provision for income taxes is summarized as follows:



                                2003             2002             2001
                                ----             ----             ----
         Current
              Federal        $          -    $          -     $          -
              State                   733             388               26
              Foreign               2,604               -                -
                             ------------    ------------     ------------
                                    3,337             388               26
         Deferred                  (1,277)              -                -
                             ------------    ------------     ------------
              Total          $      2,060    $        388     $         26
                             ============    ============     ============


The provision for income taxes is different from the amount that would otherwise be computed by applying a federal statutory rate of 34% to income from continuing operations before income taxes. A reconciliation of the differences is as follows:


                                                                2003             2002             2001
                                                                ----             ----             ----
         Rate applied to pretax income
           from continuing operations                        $      4,708    $      1,139     $        180
         State income taxes, net of federal
           income tax benefit                                         484             255               17
         Income taxes passed through
           minority interest                                        1,651               -                -
         Utilization of net operating
           loss carryforwards                                      (3,433)         (1,006)            (182)
         Other, net                                                (1,344)              -               11
                                                             ------------    ------------     ------------
                                                             $      2,060    $        388     $         26
                                                             ============    ============     ============

The composition of the deferred tax assets and liabilities at September 28, 2003 and September 29, 2002 is shown below:


                                                                                          2003           2002
                                                                                          ----           ----
         Deferred tax assets
              Inventories                                                             $        98    $       162
              Accrued warranty                                                                155            174
              Other accrued liabilities                                                       723            587
              Goodwill                                                                         70             77
              Net operating loss carryforwards                                              1,277          5,215
              Alternative minimum tax credit carryforward                                     490            278
              Other                                                                            70             77
                                                                                      -----------    -----------
         Total deferred tax assets                                                          2,813          6,493
         Valuation allowance                                                               (1,111)        (6,338)
                                                                                      -----------    -----------
                                                                                            1,702            155
         Deferred tax liabilities
              Accelerated depreciation                                                       (215)          (155)
                                                                                      -----------    -----------

         Net deferred tax asset (liability)                                           $     1,487    $         -
                                                                                      ===========    ===========

The alternative minimum tax carryforward of $490 has no expiration date. The net operating loss carryforward of $3,273 expires in 2021.

The valuation allowance for deferred tax assets decreased by $5,227 and $868 in 2003 and 2002, respectively and increased by $876 in 2001.


NOTE 6 - COMPENSATION PLANS

The Company sponsors a qualified profit-sharing plan, more commonly known as a 401(k) plan, for all of its employees with over six months of service. The plan provides for a discretionary matching contribution by the Company of the employee's contribution, up to 6% of compensation. Also, the plan provides for an additional discretionary contribution annually as determined by the Board of Directors. The amounts charged to expense for this plan were approximately $56, $31, and $0 in 2003, 2002 and 2001, respectively.

NOTE 7 - STOCK OPTIONS

The Company maintains two stock incentive plans under which stock options are granted to key employees and directors. The plans authorize the granting of stock options for up to 1,158,075 shares of the Company's common stock, of which 132,217 are still available for grant. The options in these two plans have five-year terms and generally become fully exercisable after six months. The Company also sponsors a stock option plan with 40,300 shares of common stock reserved for certain sales representatives who are not employees of the Company, of which 26,000 shares are still available for grant. There were 1,050 and 8,000 shares outstanding under this plan at September 28, 2003 and September 29, 2002, respectively. No compensation expense was recorded for options issued and outstanding under this plan as the effect was immaterial. These options also have a five-year term.

At September 28, 2003, there were 687,575 options issued and outstanding under these three plans. Under the three plans, options may not be granted at prices below 85% of the current market value of the stock at the date of grant. All options awarded through September 28, 2003 have been at fair market value on the date of grant.

On November 20, 1998 the Company issued warrants to purchase 400,000 shares of common stock to two individuals as incentive for their partial guarantee of the Company's long-term debt. The warrants entitled each of the individuals to purchase up to 200,000 shares of common stock of the Company for $2.20 per share, which was the ten day, average market price preceding the date of grant. The options had a five-year term. On December 12, 2000 the Company issued stock options to purchase 500,000 shares of common stock to two individuals as incentive for their partial guarantee of the Company's long-term debt (see Note
3). Each of the individuals were entitled to purchase up to 250,000 shares of common stock of the Company for $3.00 per share, which was the twenty-day, average market price preceding the date of grant. The options had a five-year term. On September 25, 2002, the Company elected to redeem and cancel warrants to purchase 360,000 shares of common stock and options to purchase 500,000 shares of common stock (see Note 3).

A summary of the Company's stock option and warrant activity and related information under the stock option plans and warrants for the years ended September 28, 2003, September 29, 2002 and September 30, 2001 follows:



                                             2003                        2002                      2001
                                 ---------------------------   ------------------------   -------------------------
                                                 Weighted                     Weighted                    Weighted
                                                  Average                      Average                     Average
                                                 Exercise                     Exercise                    Exercise
                                    Options        Price        Options         Price        Options        Price
                                    -------        -----        -------         -----        -------        -----
Outstanding at
  beginning of year                  641,322     $  3.35        1,798,947    $   2.92       1,136,991     $  3.33
Granted                              173,500       15.55           31,500        4.28       1,010,100        2.84
Canceled                                (500)      11.74          (69,300)       6.65        (309,294)       4.05
Redeemed                                   -           -         (903,000)       2.54               -            -
Exercised                           (126,747)       2.89         (208,950)       2.14         (10,500)       1.79
Expired                                    -           -           (7,875)       4.51         (28,350)       4.57
                                ------------     -------      -----------    --------     -----------     -------
Outstanding at
  end of year                        687,575     $  6.49          641,322    $   3.35       1,798,947     $  2.92
                                ============     =======      ===========    ========     ===========     =======

Options outstanding at September 28, 2003, are exercisable at prices ranging from $1.42 to $36.70 and have a weighted-average remaining contractual life of
2.76 years. As of September 28, 2003, the exercise prices of all outstanding stock options were less than the market price of the Company's common stock, except for 20,000 shares. The weighted-average fair value of options granted during the fiscal years ended September 28, 2003, September 29, 2002, and September 30, 2001 was $9.70, $3.20 and $2.10 respectively. The following table summarizes information about stock options outstanding at September 28, 2003.


                                                  Outstanding         Weighted-                          Weighted-
                              Number           Weighted-Average        Average         Number             Average
       Range of           Outstanding at           Remaining          Exercise     Exercisable at        Exercise
    Exercise Price      September 28, 2003     Contractual Life         Price    September 28, 2003        Price
    --------------      ------------------     ----------------         -----    ------------------        -----
      $1.42 - $2.97           322,875              2.43 years         $   2.61          322,875          $   2.61
       $3.32 - $712           203,700              1.76 years             5.03          203,700              5.03
    $11.74 - $12.30           128,000              4.61 years            12.20                -                  -
    $23.19 - $36.70            33,000              4.91 years            31.38                -                  -
                           ----------           -------------         --------      -----------          ---------
                              687,575              2.76 years         $   6.49          526,575          $   3.55
                           ==========           =============         ========      ===========          ========

There were  exercisable  options  outstanding to purchase  408,844 and 1,463,744
shares  at  September  29,  2002  and  September  30,  2001,  respectively,   at
weighted-average exercise prices of $3.16 and $2.80, respectively.

NOTE 8 - SHAREHOLDER RIGHTS PLAN

In August 1997, the Company adopted a Shareholders' Rights Plan issuing one right for each outstanding share of common stock. Each right entitles the registered holder to purchase from the Company one share of common stock at $15 per share, subject to adjustment. The rights become exercisable if a person or group (other than certain related persons) acquires or announces a tender offer for prescribed percentages of the Company's shares or is declared an "adverse person" by the Company's Board of Directors. In these events, each right holder may purchase shares with a value equal to twice the exercise price. Furthermore, if the Company engages in certain mergers or similar business combinations a right holder may purchase shares of the acquiring company with a value to two times the purchase price of the right. The rights expire on August 12, 2007.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment. Rent expense charged to continuing operations for 2003, 2002 and 2001 was $2,654, $1,404 and $1,126, respectively. Rent expense charged to discontinued operations for 2001 was $16. Future minimum annual lease commitments at September 28, 2003 for long-term noncancelable operating leases are as follows:

                       2004                           $     1,997
                       2005                                 1,890
                       2006                                 1,645
                       2007                                 1,378
                       2008                                 1,285
                       Thereafter                           5,946
                                                      -----------
                                                      $    14,141

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

NOTE 10 - RESEARCH AND DEVELOPMENT

The Company incurs costs to improve the appeal and safety of its products. Research and development costs are charged to operations when incurred. Amounts charged to continuing operations were $853, $713 and $450 in 2003, 2002 and 2001, respectively. Amounts charged to discontinued operations were $610 in 2001.


NOTE 11 - UNAUDITED FINANCIAL INFORMATION

Presented below is certain unaudited quarterly financial information for 2003, and 2002.

                                                                       Quarter Ended
                                            December 29,     March 30,      June 29,     September 28,
                                                2002           2003           2003           2003
                                                ----           ----           ----           ----

     Net sales                             $     39,882     $    47,171   $    62,117   $    42,932
     Gross profit                                 8,867          10,471        15,207         9,722
     Net income                                   1,953           2,905         4,053         2,877
     Basic earnings per share                       .44            .61            .85           .60
     Diluted earnings per share                     .41            .56            .77           .54


                                                                       Quarter Ended
                                            December 30,     March 31,      June 30,     September 29,
                                                2001           2002           2002           2002
                                                ----           ----           ----           ----

     Net sales                             $     20,910     $    23,171   $    29,403   $    31,200
     Gross profit                                 4,898           5,932         7,571         6,535
     Net income (loss)                              892           1,080         1,937          (946)
     Basic earnings (loss) per share                .21            .25            .44          (.21)
     Diluted earnings (loss) per share              .20            .22            .38          (.21)


The sum of quarterly earnings per share may not equal annual earnings per share due to changes in the diluted potential common shares.

The net loss for the fourth quarter of the fiscal year ended September 29, 2002 was primarily attributed to a $2,096 non-recurring expense related to the redemption of certain warrants and options during the quarter. This charge was recorded as compensation expense (see Note 3).

The net loss for the quarter ended September 30, 2001 included a gain of $352 from the sale of the discontinued business.

NOTE 12 - OPERATING SEGMENT INFORMATION

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable operating segments are automotive parts and products and OEM automotive supply. The Company evaluates the performance of its segments and allocates resources to them based on operating income. The accounting policies of the segments are the same as those described in Note 1 and there are no inter-segment revenues.

The table below presents information about segments used by the chief operating decision maker of the Company for 2003, 2002 and 2001. This information has been restated to conform with the presentation of discontinued operations:

                                                                     2003             2002            2001
                                                                     ----             ----            ----
Net sales by geographic region:
     OEM automotive supply
       Domestic                                                  $    156,197     $    102,058    $     43,694
       Canada                                                          33,864                -               -
     Automotive parts and products
       Domestic                                                         1,340            2,364           4,953
       Foreign                                                            701              262             287
                                                                 ------------     ------------    ------------
                                                                 $    192,102     $    104,684    $     48,934
                                                                 ============     ============    ============

Operating segment income:
     OEM automotive supply (a)                                   $     14,403     $      4,740    $        347
     Automotive parts and products                                       (748)            (194)            981
                                                                 ------------     ------------    ------------
                                                                 $     13,655     $      4,546    $      1,328
                                                                 ============     ============    ============

(a) Includes minority interest in income of subsidiary

Total assets:
     OEM automotive supply
       Domestic                                                  $     42,230     $     36,026    $     17,504
       Canada                                                          12,783                -               -
     Automotive parts and products                                      3,717            3,066           4,506
                                                                 ------------     ------------    ------------
                                                                 $     58,730     $     39,092    $     22,010
                                                                 ============     ============    ============


The following provides a reconciliation of segment information to consolidated information.


                                                                     2003             2002            2001
                                                                     ----             ----            ----

     Operating segment income                                    $     13,655     $      4,546    $      1,328
     Nonoperating income (expense)                                       (424)             113            (254)
     Income taxes                                                      (2,060)            (388)            (26)
     Unallocated corporate income (expenses)                              617           (1,308)           (546)
                                                                 ------------     ------------    ------------
     Income from continuing operations                           $     11,788     $      2,963    $        502
                                                                 ============     ============    ============

The following specified amounts are included in the measure of segment income reviewed by the chief operating decision maker:

                                                                     2003             2002            2001
                                                                     ----             ----            ----
Depreciation and amortization expense
     OEM automotive supply                                       $      1,437     $        550    $        319
     Automotive parts and products                                        209              216              63
     Discontinued operations                                                -                -             859
                                                                 ------------     ------------    ------------

                                                                 $      1,646     $        766    $      1,241
                                                                 ============     ============    ============

The information below contains information regarding significant customer concentrations by segment for sales and accounts receivable. The OEM automotive supply has one significant customer.

Sales by segment for this major customer are as follows:

                                                                     2003             2002             2001
                                                                     ----             ----             ----

     OEM automotive supply                                       $    190,061     $    102,058    $     43,694
     Automotive parts and products                                          -                -               -
     Discontinued operations                                                -                -               -


Significant customer concentrations in accounts receivable for the Company's major customer are as follows:

                                                                     2003             2002             2001
                                                                     ----             ----             ----

     OEM automotive supply                                       $     28,253     $     21,853    $     10,803
     Automotive parts and products                                          -                -               -
     Discontinued operations                                                -                -               -


NOTE 13 - SHAREHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE

On February 4, 2003, the Company declared a 5% stock dividend. As a result, the Company issued 225,460 additional shares of common stock. The number of basic and diluted shares, along with the basic and diluted earnings per share presented, have been adjusted to reflect this stock dividend.

A reconciliation of the numerators and denominators of the basic earnings (loss) per common share and earnings (loss) per common share assuming dilution computations for the years ended September 28, 2003, September 29, 2002 and September 30, 2001 is presented below.

                                                                     2003            2002             2001
                                                                     ----            ----             ----
Earnings (loss) per share, basic
Net income (loss) available to
  common shareholders                                            $     11,788     $      2,963    $     (3,177)
                                                                 ============     ============    ============
Weighted average common shares
  outstanding (in thousands)                                            4,738            4,543           4,457

Earnings (loss) per share (EPS), basic                           $       2.49     $       .65     $       (.71)
                                                                 ============     ===========     ============

Basic EPS - continuing operations                                $       2.49     $       .65     $        .11
                                                                 ============     ===========     ============

Basic EPS - discontinued operations                              $          -     $          -    $       (.82)
                                                                 ============     ============    ============


                                                                     2003            2002             2001
                                                                     ----            ----             ----
Earnings (loss) per share assuming dilution
Net income (loss) available to
  common shareholders                                            $     11,788     $      2,963    $     (3,177)
                                                                 ============     ============    ============

Weighted average common shares
  outstanding (in thousands)                                            4,738            4,543           4,457

Add:  dilutive effects of assumed
  conversions and exercises of
     stock options (in thousands)                                         495              812               -
                                                                 ------------     ------------    ------------
Weighted average common and dilutive
  potential common shares outstanding (in thousands)                    5,233            5,355           4,457

Earnings (loss) per share (EPS) assuming dilution                $       2.25     $        .55    $       (.71)
                                                                 ============     ============    ============

Dilutive EPS - continuing operations                             $       2.25     $       .55     $        .11
                                                                 ============     ===========     ============

Dilutive EPS - discontinued operations                           $          -     $          -    $       (.82)
                                                                 ============     ============    ============

Stock options were not considered in computing loss per common share for 2001 because they were antidilutive.


NOTE 14 - RELATED PARTY TRANSACTIONS

The Company paid administrative and engineering support in the amounts of $7,486 and $5,144 for 2003 and 2002, respectively to the Company's partner in Tecstar. These expenses were in support of existing and potential new projects at Tecstar.


NOTE 15 - SUBSEQUENT EVENT

On October 30, 2003, the Company signed a definitive merger agreement ("Agreement") with Wheel to Wheel, Inc., the Company's partner in the Tecstar, LLC and Tecstar Canada ventures. The Agreement calls for the Company to issue
3.55 million common shares in exchange for the remaining 50% ownership interests of Tecstar, LLC and Tecstar Canada owned by Wheel to Wheel, Inc. The closing date of this transaction is expected to occur following shareholder approval at the Company's annual shareholders' meeting. At this closing date the purchase price will be determined based on the market value of the Company's shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - EFFECTS ON FINANCIAL STATEMENT

Not Applicable


ITEM 9A. CONTROLS AND PROCEDURES

Starcraft carried out an evaluation, under the supervision and with the participation of Starcraft's management, including Starcraft's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Starcraft's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and
Chief Financial Officer concluded that, at September 28, 2003, Starcraft's disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information relating to Starcraft (including its consolidated subsidiaries) required to be included in Starcraft's periodic SEC filings.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the portions of the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or about December 15, 2003 under the caption "Proposal I--Election of Directors" through "Audit Committee Matters," and "Filings Under Section 16(a) of the 1934 Act."

Our board of directors has determined that at least each of the following members of the Audit Committee is an audit committee financial expert, as defined by SEC regulations: David J. Matteson, John M. Collins, G. Raymond Stults. Mr. Matteson and Mr. Collins are independent as defined by Nasdaq rules. Mr. Stults is not deemed independent under Nasdaq rules in effect on the date hereof.

Starcraft has adopted a Code of Ethics that applies to the Chief Executive Officer and the Chief Financial Officer among others. Such Code of Ethics is filed as an exhibit to this annual report.


ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the portions of the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or about December 15, 2003 under the caption "Compensation Committee;" and "Management Remuneration and Certain Transactions."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Incorporated by reference to the portions of the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or about December 15, 2003, under the captions "Voting Securities and Principal Holders Thereof;" and the portion of "Proposal I--Election of Directors" preceding the presentation of director and officer biographical data.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the portions of the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or about December 15, 2003 under the caption "Proposal I--Election of Directors; Management Remuneration and Certain Transactions; Certain Transactions."


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the portions of the Registrant's proxy statement to be filed with the Securities and Exchange Commission on or about December 15, 2003, under the caption "Proposal V--Ratification of Appointment of Auditors."

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of the report:

     Financial Statements (as of September 28, 2003 and September 29, 2002 and for the fiscal periods ended September 28, 2003, September 28, 2002, and September 30, 2001):

     Report of Independent Auditors
     Balance Sheets
     Statements of Income
     Statements of Cash Flows
     Statements of Shareholders' Equity
     Notes to Financial Statements

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 28, 2003.

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

                                        STARCRAFT CORPORATION

DATE: December 5th, 2003               By: /s/ Kelly L. Rose
                                           ------------------------------
                                           Kelly L. Rose,
                                           Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 5th day of December 2003.

1)  Principal Executive Officer:

    By: /s/   Kelly L. Rose                 Chairman and Chief Executive Officer
       -------------------------------
           Kelly L. Rose

2)  Principal Financial/Accounting Officer:

    By: /s/   Joseph E. Katona, III          Secretary, Chief Financial Officer
       -------------------------------
           Joseph E. Katona, III


3)  The Board of Directors:

    By:       /s/   Kelly L. Rose                      Director
       -------------------------------
           Kelly L. Rose

    By:       /s/   John M. Collins                    Director
       -------------------------------
           John M. Collins

    By:       /s/   David J. Matteson                  Director
       -------------------------------
           David J. Matteson

    By:      /s/ Allen H. Neuharth                     Director
       -------------------------------
           Allen H. Neuharth

    By:       /s/ Michael H. Schoeffler                Director
       -------------------------------
           Michael H. Schoeffler

    By:       /s/   David L. Stewart                   Director
       -------------------------------
           David L. Stewart

    By:      /s/ G. Raymond Stults                     Director
       -------------------------------
           G. Raymond Stults


                                                       Schedule II
                                            Valuation and Qualifying Accounts and Reserves
                                                        (Dollars in Thousands)


                                      Balance at                            Deductions from/        Balance
                                      Beginning of      Charged to          Additions to            At Close Of
                                      Period            Operations          Reserves  (a)           Period
                                      ------------      ----------          ----------------        -----------

Allowance for doubtful accounts  - deducted from accounts receivable, trade-in the consolidated balance sheets:

 52 weeks ended September 28, 2003     $   288            $ 157               $   (245)             $  200

 52 weeks ended September 29, 2002         170              184                    (66)                288

 52 weeks ended September 30, 2001         255               --                    (85)                170

     (a)  Write-off of bad debts, less recoveries



                                      Balance at                            Deductions from/        Balance
                                      Beginning of      Charged to          Additions to            At Close Of
                                      Period            Operations          Reserves                Period
                                      ------------      ----------          ----------------        -----------

Valuation Allowance of Deferred Taxes:

 52 weeks ended September 28, 2003     $   6,338         $  --                $ (5,227)              $  1,111

 52 weeks ended September 29, 2002         7,206            --                    (868)                 6,338

 52 weeks ended September 30, 2001         6,330           - -                     876                  7,206




                                      Balance at                            Deductions from/        Balance
                                      Beginning of      Charged to          Additions to            At Close Of
                                      Period            Operations          Reserves                Period
                                      ------------      ----------          ----------------        -----------

Warranty Reserve:

 52 weeks ended September 28, 2003     $    771           $   (25)             $    (48)             $  698

 52 weeks ended September 29, 2002           763               (8)                   --                 771

 52 weeks ended September 30, 2001        3,028            (2,265)(b)                --                 763

(b) Includes amounts charged to operations and reductions to reserve associated with disposal of discontinued operations


EXHIBIT INDEX

Reference to
Regulation S-K                                                                                   Sequential Page
Exhibit Number                                         Document                                       Number

2                      Agreement and Plan of Merger dated as of October 29, 2003, among
                       Registrant, Wheel to Wheel, Inc. and the shareholders of Wheel to
                       Wheel, Inc.  Incorporated by reference to Exhibit 42 to Registrant's
                       Form 8-K filed November 3, 2003.                                                 *
3.1                    Registrant's Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K for the year
                       ending October 1, 1995.                                                          *
3.2                    Registrant's Code of By-Laws, as amended. Incorporated by reference to
                       Exhibit 3.2 to the Registrant's Form 10-K for the year ending October
                       1, 2000.                                                                         *
4.1                    Article 6 - "Terms of Shares" and Article 9 - "Provisions for   Certain
                       Business Combinations" of the Registrant's Articles of  Incorporation,
                       as amended. Incorporated by reference to Exhibit 3.1 to the
                       Registrant's Form 10-K for the year ending October 1, 1995.                      *

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

4.4(a)                 Loan Agreement by and between Tecstar, LLC and Comerica Bank dated
                       February 13, 2002.  Incorporated by reference to Registrant's Report on
                       Form 10-Q for the quarter ended March 31, 2002.                                  *

4.4(b)                 First Amendment to Loan Agreement and Note dated as of May 13, 2002, by
                       and between Tecstar, LLC and Comerica Bank.                                     [ ]

4.4(c)                 Amendment No. 2 to Loan Agreement and Consent dated as of the 7th day
                       of June, 2002, by and between Tecsar, LLC and Comerica Bank.                    [ ]

4.4(d)                 Amendment to the Loan Agreement between Tecstar, LLC and Comerica Bank, dated August 1, 2003. Incorporated by reference to Exhibit 4.2 to
                       Registrant's Form 10-Q for the fiscal quarter ended June 29, 2003.               *

4.5                    Loan Agreement by and between Starcraft Corporation and  Comerica Bank dated June 28, 2002. Incorporated by reference to Exhibit 4.15 to the
                       Registrant's Form 10-K for the year ended September 29, 2002.                    *

4.6                    Amendment Number 1 dated April 6, 2003, to the Loan Agreement by and between Starcraft Corporation and Comerica Bank dated June 29 2002.
                       Incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for
                       the fiscal quarter ended March 30, 2003.                                         *

4.7                    Amendment to Loan Agreement between Starcraft Corporation and Comerica
                       Bank, dated August 1, 2003. Incorporated by reference to Exhibit 4.1 to
                       Registrant's Form 10-Q for the fiscal quarter ended June 29, 2003.               *

4.8                    Loan Agreement made as of April 30, 2003, between Tecstar Manufacturing
                       Canada Limited and Comerica Bank                                                [ ]

4.9                    Amendment to the Loan Agreement between Tecstar Manufacturing Canada,
                       Ltd. and Comerica Bank, dated August 1, 2003.  Incorporated by reference to Exhibit 4.3 to Registrant's Form 10-Q for the fiscal
                       quarter ended June 29, 2003.                                                     *

4.10                   Promissory Note from Starcraft Corporation to G. Ray Stults in the principal amount of $803,900 dated as of September 26, 2002.
                       Incorporated by reference to Exhibit 4.16 to the Registrant's Form 10-K
                       for the year ended September 29, 2002.                                           *

4.11                   Promissory Note from Starcraft Corporation to Kelly L. Rose in the principal amount of $670,220 dated as of September 26, 2002.
                       Incorporated by reference to Exhibit 4.17 to the Registrant's Form 10-K
                       for the year ended September 29, 2002.                                           *

10.1(a)                The Starcraft Automotive Corporation Stock Incentive Plan. Incorporated
                       by reference to Exhibit 10.1 to Registrant's Form S-1 Registration
                       Statement filed June 3, 1993.                                                    *

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

10.2(d)                Amended and Restated Employment Agreement with Kelly L. Rose dated as
                       of July 23, 2003.                                                               [ ]

10.3(a)                Employment agreement between Starcraft Corporation and Michael H.
                       Schoeffler, dated January 2, 2003. Incorporated by reference to Exhibit
                       10.1.1 to Registrant's Form 10-Q for the fiscal quarter ended December
                       29, 2002.                                                                        *

10.3(b)                Amended and Restated Employment Agreement with Michael H. Schoeffler,
                       dated as of October 6, 2003.                                                    [ ]

10.4                   Asset Purchase and Sale Agreement,  dated May 7, 2001, between
                       Starcraft Automotive Group, Inc. and  Centurion    Vehicles, Inc.
                       Incorporated by reference to Exhibit 2 to the
                       Registrant's Form 8-K dated May 25, 2001.                                        *

10.5                   Asset Purchase and Sale Agreement, dated August 21, 2001, between
                       Starcraft Automotive Group, Inc. and National Mobility Corporation and
                       Forest River, Inc.   Incorporated  by reference to Exhibit 2.1 to the
                       Registrant's Form 8-K dated August 31, 2001.                                     *

10.6                   First Amendment to Asset Purchase and Sale Agreement, dated  August 31,
                       2001, between Starcraft Automotive Group, Inc. and National Mobility
                       Corporation and Forest River, Inc. Incorporated by reference to Exhibit
                       2.2 to the Registrant's  Form 8-K dated August 31, 2001.                         *

10.7                   License Agreement by and between the Registrant and Starcraft RV, Inc.
                       dated September 12, 1991. Incorporated by reference to Exhibit 10.24 of
                       the Registrant's Form S-1 Registration Statement filed June 3, 1993.             *

10.8                   License Agreement by and between the Registrant and Starcraft
                       Recreational Products, Ltd. dated  January 18, 1991.  Incorporated by reference to Exhibit 10.25 of the Registrant's Form S-1 Registration
                       Statement filed June 3, 1993.                                                    *

10.9(a)                Directors' Share Plan, restated effective October 1, 1995. Incorporated by reference to Exhibit  10.16(a)  of the  Registrant's  Form 10-K for
                       the year ending October 1, 1995.                                                 *

10.9(b)                Directors' Compensation Deferral Plan effective  October 1, 1995.
                       Incorporated by reference to Exhibit 10.16(b) of  the
                       Registrant's Form 10-K for the year ending October 1, 1995.                      *

10.10                  Warrant to Purchase 200,000 Shares of Common Stock of  Starcraft
                       Corporation, issued to Kelly L. Rose, dated  November  23,  1998.
                       Incorporated by reference to Exhibit 10.33 of the  Registrant's Form
                       10-K for the fiscal year ending September 27, 1998.                              *

10.11                  Warrant to Purchase 200,000 Shares of Common Stock of Starcraft
                       Corporation, issued to G. Ray  Stults, dated November 23,1998.
                       Incorporated by reference to Exhibit 10.34 of the Registrant's Form
                       10-K for the  fiscal year ending September 27, 1998.                             *

10.12                  Stock Options to Purchase Shares of Common Stock of  Starcraft
                       Corporation of Kelly L. Rose dated as of December   12, 2000.
                       Incorporated by reference to Exhibit 10.16 to the  Registrant's Form
                       10-K for the year ending October 1, 2000.                                        *

10.13                  Stock Options to Purchase Shares of Common Stock of Starcraft
                       Corporation of G. Raymond Stults dated as of December 12, 2000.
                       Incorporated by reference to Exhibit 10.17 to the  Registrant's  Form
                       10-K for the year ending October 1, 2000.                                        *

10.14(a)               Reimbursement Agreement between Starcraft Corporation,  National
                       Mobility Corporation, Imperial Automotive Group, Inc. and Starcraft
                       Automotive Group, Inc. and Kelly L. Rose and G. Ray Stults dated as of
                       December 12, 2000. Incorporated by reference to Exhibit 10.18(a) to the
                       Registrant's Form 10-K for the year ending October 1, 2000.                      *

10.14(b)               Security Agreement between Starcraft Corporation and Starcraft
                       Automotive Group, Inc. and Kelly L. Rose and G. Ray Stults entered into as of December 12, 2000. Incorporated by reference to Exhibit 10.18(b)
                       to the Registrant's Form 10-K for the year ending October 1, 2000.               *

10.14(c)               Real Property Mortgage (LaGrange  County, Indiana)(Elkhart  County,
                       Indiana) made and  executed by Starcraft Corporation,   f/k/a Rokane
                       Investment Group, Inc. in favor of Kelly L. Rose and G. Ray Stults made as of December 12, 2000.  Incorporated by reference to Exhibit 10.18(c)
                       to the Registrant's Form 10-K for the year ending October 1, 2000.               *

10.15                  Operating Agreement of Tecstar, LLC, dated January 1, 1999.
                       Incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for
                       the fiscal quarter ended March 30, 2003.                                         *

10.16                  Agreement for Office Lease By and Between Gateway Property Development,
                       LLC and Starcraft Corporation, dated February 15, 2003. Incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the fiscal
                       quarter ended March 30, 2003.                                                    *

14                     Starcraft Corporation Code of Ethics                                            [ ]

21                     Subsidiaries of the Registrant                                                  [ ]

23                     Consent of Crowe, Chizek and Company LLP.                                       [ ]

31.1                   Section 13a-14(a)/15d-14(a) Certification of Kelly L. Rose                      [ ]

31.2                   Section 13a-14(a)/15d-14(a) Certification of Joseph E. Katona III               [ ]

32                     Section 1350 Certifications of Kelly L. Rose and
                       Joseph E. Katona III                                                            [ ]
