Form 10-Q
period 2003-12-28
STARCRAFT CORP /IN/
filed 2004-02-11
CIK 906473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the quarter ended December 28, 2003

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

                       Yes:            No:  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 6, 2004 - 8,431,127 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                          December 28, 2003
Form 10-Q


                                    - INDEX -



PART I.  FINANCIAL INFORMATION                                              PAGE

  Item 1.    Financial Statements

             Consolidated Balance Sheets - December 28, 2003 (unaudited)
             and September 28, 2003 (Audited)                                  1

             Consolidated Statements of Operations (Unaudited) for
             the three month periods ended December 28, 2003
             and December 29, 2002                                             2

             Consolidated Statements of Cash Flow (Unaudited) for
             the three month periods ended December 28, 2003
             and December 29, 2002                                             3

             Notes to Consolidated Financial Statements                      4-8

  Item 2.    Management's Discussion and Analysis                           9-14

  Item 3.    Quantitative and Qualitative Discussions About Market Risks      15

  Item 4.    Controls and Procedures                                          16



PART II.          OTHER INFORMATION

  Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases
             of Equity Securities                                             17

  Item 6.    Exhibits and Reports on Form 8-K                              17-18



SIGNATURES                                                                    19


CERTIFICATIONS                                                           20 - 28



PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION
                                                                          (Unaudited)                   (Audited)
CONSOLIDATED BALANCE SHEETS                                             December 28, 2003           September 28, 2003
                                                                        -----------------           ------------------
                                                                                   (Dollars in Thousands)
ASSETS
Current Assets

     Cash and cash equivalents.......................                     $     1,145                  $     836
     Accounts receivable trade, less allowance for doubtful
          accounts:  $207 at December 28, 2003
          and $200 at September 28, 2003.............                          24,112                     28,606
     Other receivables...............................                           2,632                        576
     Inventories  ...................................                          14,748                     10,060
     Tooling and engineering services................                           6,491                      6,593
     Other current assets............................                           2,452                      2,409
                                                                          -----------                  ---------
         Total current assets........................                          51,580                     49,080

Property and Equipment
     Land, buildings, and improvements...............                           6,932                      6,005
     Machinery and equipment.........................                           8,499                      7,321
                                                                          -----------                  ---------
                                                                               15,431                     13,326
     Less accumulated depreciation...................                           4,641                      4,190
                                                                          -----------                  ---------
                                                                               10,790                      9,136

Other assets      ...................................                           1,107                        514
                                                                          -----------                  ---------
                                                                          $    63,477                  $  58,730
                                                                          ===========                  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable, trade.........................                     $    21,682                  $  19,549
     Accrued expenses:
         Compensation and related expenses...........                             756                      2,668
         Warranty....................................                             698                        698
         Income taxes................................                             321                      3,378
         Taxes - other...............................                             289                        434
         Other.......................................                             503                        394
                                                                          -----------                  ---------
         Total current liabilities...................                          24,249                     27,121

Long -term debt   ...................................                          16,662                      9,148
Minority interest in subsidiary......................                           8,228                      9,821
Commitments and contingencies........................                              --                         --

Shareholders' Equity
     Preferred Stock, no par value:  2,000,000 shares--                           ---
             authorized, none issued
     Common Stock, no par value:  10,000,000 shares
           authorized, issued and outstanding
           4,881,127 shares as of December 28, 2003
           and 4,804,102 shares as of September 28, 2003                       15,445                     15,203
      Additional paid-in capital.....................                           3,420                      3,420
     Accumulated deficit.............................                          (4,828)                    (6,151)
     Accumulated other comprehensive income..........                             301                        168
                                                                          -----------                  ---------
          Total shareholders' equity ................                          14,338                     12,640
                                                                          -----------                  ---------
                                                                          $    63,477                  $  58,730
                                                                          ===========                  =========

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     3 Months Ended
                                                        -------------------------------------------
                                                           (Unaudited)               (Unaudited)
                                                        December 28, 2003         December 29, 2002
                                                        -----------------         -----------------
                                                      (Dollars in thousands, except per share amounts)

Net Sales                                                   $   43,798                 $  39,882

Cost of Goods Sold .........................                    36,152                    31,015
                                                            ----------                 ---------
         Gross profit ......................                     7,646                     8,867

Operating Expenses
     Selling and promotion .................                       629                       383
     General and administrative                                  4,017                     4,489
                                                            ----------                 ---------

     Operating income.......................                     3,000                     3,995

Nonoperating (Expense) Income
     Interest, net .........................                       (73)                     (113)
     Other, net   ..........................                        --                        43
                                                            ----------                 ---------
                                                                   (73)                      (70)
                                                            ----------                 ---------

     Income before minority
         interest and income taxes  ........                     2,927                     3,925


Minority Interest in income of Subsidiary                        1,407                     1,734
                                                            ----------                 ---------

     Income before income taxes                                  1,520                     2,191

Income Taxes                                                       197                       238
                                                            ----------                 ---------

     Net income                                             $    1,323                 $   1,953
                                                            ==========                 =========

Basic earnings per share                                    $     0.27                 $    0.42
                                                            ==========                 =========

Dilutive earnings per share                                 $     0.25                 $    0.39
                                                            ==========                 =========

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                     3 Months Ended
                                                        -------------------------------------------
                                                           (Unaudited)               (Unaudited)
                                                        December 28, 2003         December 29, 2002
                                                        -----------------         -----------------
                                                                   (Dollars in thousands)
Operating Activities
     Net income    .........................                $    1,323                 $   1,953
     Adjustments to reconcile net income
          to net cash from operations:
         Depreciation and amortization                             441                       329
         Minority interest..................                    (1,593)                    1,734

     Change in operating
      assets and liabilities:
         Receivables  ......................                     2,568                     2,213
         Inventories  ......................                    (4,253)                    1,211
         Other current assets  .............                        59                    (2,376)
         Accounts payable ..................                     2,321                    (1,647)
         Accrued expenses...................                    (5,005)                       (2)
         Other    ..........................                       160                        --
                                                            ----------                 ---------
         Net cash from operating activities.                    (3,979)                    3,415

Investing Activities
     Purchase of property and equipment                         (1,675)                   (1,564)
     Acquisitions                                               (1,200)                       --
     Other assets  .........................                      (593)                     (117)
                                                            ----------                 ---------
         Net cash from investing activities                     (3,468)                   (1,681)

 Financing Activities
     Net proceeds (payments) on revolving
         credit agreements     .............                     7,514                    (1,709)
     Proceeds from exercise of stock options                       242                        57
                                                            ----------                 ---------
         Net cash from financing activities                      7,756                    (1,652)

Increase  in Cash and Cash
     Equivalents ...........................                       309                        82
     Cash and cash equivalents at
        beginning of period.................                       836                       284
                                                            ----------                 ---------
     Cash and cash equivalents at
        end of period.......................                $    1,145                 $     366
                                                            ==========                 =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARCRAFT CORPORATION

December 28, 2003



Note 1. Basis of Presentation

     The accompanying unaudited financial statements of Starcraft Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. Reference is made to the Company's audited financial statements set forth in its annual report on Form 10-K for its fiscal year ended September 28, 2003.

     In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three month period ended December 28, 2003 and the three month period ended December 29, 2002. The results of operations for the three months ended December 28, 2003 are not necessarily indicative of the results which may be expected for the fiscal year ending October 3, 2004.

     The Company has adopted a 52 or 53 week fiscal year ending the last Sunday nearest to September 30. The results of operations for the three months ended December 28, 2003 and December 29, 2002 are 13 week periods.


Note 2. Principles of Consolidation

     During the quarter presented, the Company had 50% ownership interest in each of Tecstar, LLC and Tecstar Manufacturing Canada Limited (collectively "Tecstar"). The accounts of Tecstar are included in these consolidated financial statements as the Company was deemed to exercise effective control over Tecstar's financial policies through its representation on the Boards of Managers, participation in policymaking processes, and interchange of managerial personnel. See Note 9 for further information.

STARCRAFT CORPORATION

December 28, 2003



Note 3. Inventories

     The composition of inventories is as follows (dollars in thousands):

                                                              (Unaudited)              (Audited)
                                                            December 28, 2003       September 28, 2003
                                                            -----------------       ------------------
                  Raw materials                               $    14,713               $   9,583
                  Finished goods                                      440                     877
                                                              -----------               ---------
                                                                   15,153                  10,460
                  Allowance for slow-moving
                      and obsolete inventories                       (405)                   (400)
                                                              -----------               ---------
                         Total                                $    14,748               $  10,060
                                                              ===========               =========





Note 4. Comprehensive Income

     Other comprehensive income consists of foreign currency translation adjustments. Comprehensive income, which consists of new income and other comprehensive income, for the three months ended December 28, 2003 was $1,456. There were no foreign currency transactions for the corresponding prior year periods.

STARCRAFT CORPORATION

December 28, 2003



Note 5. Earnings Per Share

     The computation of basic and dilutede earnings per share follows (in thousands, except share and per share amounts):

                                                                     3 Months Ended
                                                        -------------------------------------------
                                                           (Unaudited)               (Unaudited)
                                                        December 28, 2003         December 29, 2002
                                                        -----------------         -----------------

Basic earnings per share
    Net income available
     to common stockholders                                 $    1,323                 $   1,953
                                                            ==========                 =========
     Weighted average common
     shares outstanding                                          4,860                     4,685
                                                            ==========                 =========

Basic earnings per share                                    $     0.27                 $    0.42
                                                            ==========                 =========

Diluted earnings per share

     Net income available
     to common stockholders                                 $    1,323                 $   1,953
                                                            ==========                 =========
     Weighted average common
     shares outstanding                                          4,860                     4,685

     Add: Potential dilutive effects of
              incentive stock options                              536                       350
                                                            ----------                 ---------
     Weighted average potential
     diluted common shares outstanding                           5,396                     5,035
                                                            ==========                 =========

Diluted earnings per share                                  $     0.25                 $    0.39
                                                            ==========                 =========


Prior year information restated for effects of common stock dividend distributed in March, 2003.

STARCRAFT CORPORATION

December 28, 2003


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

                                                                     3 Months Ended
                                                        -------------------------------------------
                                                           (Unaudited)               (Unaudited)
                                                        December 28, 2003         December 29, 2002
                                                        -----------------         -----------------
                                                      (Dollars in thousands, except per share amounts)



  Net Income - as reported                                  $    1,323                 $   1,953

Deduct:  total stock-based employee
compensation expense determined under
fair value based methods for all awards                            986                        31
                                                            ----------                 ---------

Net income - pro forma                                      $      337                 $   1,922
                                                            ==========                 =========
Earnings per share - as reported
    Basic earnings per share                                $     0.27                 $    0.42
                                                            ==========                 =========
    Diluted earnings per share                              $     0.25                 $    0.39
                                                            ==========                 =========

Earnings per share - pro forma
    Basic earnings per share                                $     0.07                 $    0.41
                                                            ==========                 =========
    Diluted earnings per share                              $     0.06                 $    0.38
                                                            ==========                 =========


STARCRAFT CORPORATION

December 28, 2003



Note 7. Operating Segment Information

     The Company's principal business is the supply of the OEM Automotive Industry. The Company's previously reported Automotive Parts and Products segment no longer meets the quantitative thresholds for separate disclosure as set forth in SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."


Note 8. Warranty Expense

     The Company provides products to Original Equipment Manufacturers ("OEM") under warranty terms similar to terms offered by the OEM to its customers, which are generally 3 years or 36,000 miles. The Company accrues an estimated liability for potential warranties at the time products are sold, based on past experience.


Note 9. Subsequent Events

     On January 16, 2004, the Company through Wheel to Wheel Acquisition Company, LLC, an Indiana corporation and a wholly owned subsidiary of the Company (the "Acquisition Subsidiary"), acquired Wheel to Wheel, Inc., a Michigan corporation ("Wheel to Wheel"). The merger agreement provided for the acquisition of Wheel to Wheel by the Company pursuant to a merger of Wheel to Wheel with and into the Acquisition Subsidiary (the "Merger"), with the Acquisition Subsidiary surviving the Merger and continuing as a wholly owned subsidiary of the Company.

     The Company entered into a $30 million dollar revolving credit agreement with its current lending institution on January 16, 2004. Advances under the agreement are limited to a specific percentage of eligible receivables and inventory, subject to a maximum of $30 million. The advances bear interest subject to a pricing matrix with ranges of 3/4% below the prime rate to 1/4% above the prime rate dependent upon a ratio of funded debt to EBITDA. The revolver also contains a LIBOR based borrowing option with rates ranging from 150 to 250 basis points above Euro dollar rates, dependent upon the same ratio of funded debt to EBITA. The credit facility matures April 1, 2006 and as a result all borrowings under the credit facility at December 28, 2003 are classified as long-term debt.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

STARCRAFT CORPORATION



                              RESULTS OF OPERATIONS
             Comparison of the three months ended December 28, 2003
           (First Quarter Fiscal Year 2004) to the three months ended
               December 29, 2002 (First Quarter Fiscal Year 2003)


Net sales for the quarter ended December 28, 2003 increased $3.9 million to $43.8 million from $39.9 million for the quarter ended December 29, 2002. Three out of four assembly plants were operating during the first quarter of fiscal 2004. The remaining plant is in a start-up mode for a new program expected to launch in March 2004. This plant contributed $3.5 million of sales during the first quarter of fiscal 2003 for a program that was discontinued in 2003 and provided minimal sales during the first quarter of 2004. During the first quarter of fiscal 2003, three plants were operating while one plant was in a start-up phase. Revenue related to new businesses acquired in late 2003 and the first quarter of fiscal 2004 added $1.5 million of sales during the first quarter of fiscal 2004. Sales at the Canadian facility, which was in a start-up mode during the first quarter of fiscal 2003, were $4.0 million in fiscal 2004. Fiscal 2003 first quarter sales included $.5 million from two divisions which contributed no sales during the first quarter of fiscal 2004, as these operations have ceased.

Gross profit decreased to $7.6 million or 17.5% for the first quarter of fiscal 2004 from $8.9 million or 22.2% during fiscal 2003 first quarter. Gross profit was adversely affected by higher labor expenses at our Texas facility associated with implementing an additional shift. Lower volume in Louisiana and H2 pricing reductions also contributed to the narrower margin. In addition, although the Canadian sales were incremental to the first quarter of fiscal 2004, reduced volumes caused small profit generation and reduced the margin percentage.
Margins  should  improve   moving  forward  as  volume   increases,   historical
performance in our Texas facility is regained, and the performance of recently acquired businesses improves.

Selling and promotion expenses were $.6 million for the first quarter of 2004 compared to $.4 million for the fiscal 2003 quarter. Marketing expenditures associated with show attendance in the first quarter drove the increase. General and administrative costs declined to $4.0 million from $4.5 million in the first quarter of 2003 due to reductions in incentive compensation, lower prototype expenses, and a net currency gain of $.1 million.

Interest expense was $.1 million in the first quarter of 2004, identical to the first quarter of 2003. The Company does anticipate increasing interest costs in 2004. Distributions associated with the merger with Wheel to Wheel, and working capital levels associated with the acquisitions will increase the average balance on the revolver.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

STARCRAFT CORPORATION


SEASONALITY AND TRENDS

The Company's sales and profits are dependent on the automotive markets in the United States. The business is influenced by a number of factors including OEM plant shutdowns, model year changeovers, atypical weather for any sales region, interest rates, gasoline prices, and OEM programs affecting price and supply. The business is also dependent upon long-term contracts.

The Company provided updates on the status of our OEM programs in the Company's annual report on Form 10-K for the year ended September 28, 2003. There has been no material change in the status of these programs.

LIQUIDITY AND CAPITAL RESOURCES

Funds available from operations and under the Company's revolving credit agreements were adequate to finance operations and provide for capital expenditures during the three months ended December 28, 2003. Long-term debt was $16.7 million at December 28, 2003 compared to $9.1 million at September 28, 2003.

Operations utilized $4.0 million of cash during the first quarter of fiscal 2004, compared to generating $3.4 million of cash in the fiscal 2003 period. Trade receivables at December 28, 2003 were $4.5 million lower than at September 28, 2003 due to seasonal trends which typically reflect lower December sales. Inventory at December 28, 2003 was $4.7 million higher than September 28, 2003 levels, predominantly due to wheel inventory of $2.6 million associated with the Silverado and GMC Sierra wheel program. Also, the Texas facility had increased inventory due to a parts program that has not reached anticipated levels. Other receivables and tooling development and reimbursement engineering services increased $2.0 million during the first quarter of 2004 predominantly due to investment in potential new sales programs and timing of tooling and engineering reimbursements from customers. Accrued expenses at December 28, 2003 were $5.0 million lower than September 28, 2003 and were reflective of $3.1 million in Canadian tax payments and $2.5 million in incentive compensation payments. A $3.0 million distribution was also made to the minority partner in December 2003. Capital expenditures totaled $1.7 million during the first quarter of fiscal 2004. Major items included tooling expenditures for aftermarket parts of $.8 million and $.4 million for leasehold improvements in our Texas facility.

In October 2003, Starcraft and Wheel to Wheel jointly acquired the assets of Tarxien Automotive in Ontario, Canada. Tarxien, with $3.0 million in annual sales, was acquired for its OEM-compliant horizontal paint line, and its plastic injection molding facilities that will further support Starcraft's ongoing automotive aftermarket parts business.

In November 2003, the Company acquired the assets of Classic Design Concepts, Inc. of Walled Lake, Michigan. Classic Design provides design and engineering services, concepting and show car development for automotive OEMs, primarily Ford Motor Company. Classic also develops and markets aftermarket parts. Classic Design's senior staff brings additional expertise in direct sales and corporate relationships.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS (continued)


STARCRAFT CORPORATION


Total purchase price of the assets net of assumed liabilities, for Tarxien Automotive and Classic Design was $1.2 million.

The Company, in relation to the acquisition of Wheel to Wheel, has entered into employment contracts with three employees, that among other things, allow for severance payments of two years worth of base salary for termination without cause. Obligations under these severance agreements would total $1.8 million annually.

In January 2004, subsequent to quarter end, the Company entered into a $30 million revolving credit agreement with its current lending institution, and a new lending institution, which matures on April 1, 2006. The facility was amended to accommodate the increased revolver needs associated with recent acquisitions and the Wheel to Wheel merger. Advances under the agreement are limited to a specific percentage of eligible receivables and inventory, subject to a maximum of $30 million. The advances bear interest subject to a pricing matrix with ranges of 3/4% below the prime rate to 1/4% above the prime rate dependent upon a ratio of funded debt to EBITDA. The revolver also contains a LIBOR based borrowing option with rates ranging from 150 to 250 basis points above Euro dollar rates, dependent upon the same calculation. The borrowings are collateralized by substantially all of the Company's assets.

The Company believes that future cash flows from operations and funds available under its revolving credit agreement will be sufficient to satisfy its anticipated operating needs and capital and liquidity requirements for 2004. The Company also believes that its objectives for growth over the next few years can be accomplished with capital investment levels consistent with prior years, and that its internal resources and existing or refinanced credit facilities will provide sufficient liquidity for such purposes.

The Company is in the process of reviewing its capital structure and potential transactions to mitigate exposure to near-term debt and to better align the capital structure with the long-term risks and opportunities of the business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

STARCRAFT CORPORATION

MANUFACTURING AND OPERATING TRENDS

The OEM automotive supply program related to the Shreveport facility ended during the fourth quarter of fiscal 2003. GM has announced plans to introduce an ESV program to be produced by GM's Shreveport, Louisiana facility, for which the Company will provide second stage manufacturing. The program, originally expected to launch early in the second quarter of fiscal 2004, is now expected to begin late in the second quarter.

During the first quarter of 2004, the Company decided to close the conversion kit business in Mexico.

During the first quarter of fiscal 2004, Tecstar signed new distribution agreements with GM's SPO division. It will exclusively offer certain parts through GM dealers, including ten styles of certified 20-inch wheels, caps and lug nut covers for Chevrolet Silverado and GMC Sierra trucks. New Tecstar-supplied accessory components will be available for the H2 Hummer and other Hummer vehicles as they are introduced during 2004.


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

Identifiable Intangible Asset and Goodwill: The identifiable intangible assets generated by the Wheel to Wheel merger will be amortized to expense over the expected lives of the assets ranging from one to three years. Goodwill will not be amortized to expense, but rather will be evaluated annually for any impairment in the carrying value, and adjusted accordingly through the income statement.

FORWARD LOOKING STATEMENTS

The foregoing discussion contains forward-looking statements regarding economic conditions and trends, adequacy of capital resources, seasonality and supply of, and demand for, the Company's products, and the prospects of Management's operating strategies, reviews and profits, all of which are subject to a number of important factors which may cause the Company's projections to be materially inaccurate. Some of such factors are described in the Company's Form 10-K for the year ended September 28, 2003, under the subsection entitled "Discussion of Forward-Looking Information" which is incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

STARCRAFT CORPORATION

INCOME TAXES

At this time, the Company does not have U.S. federal income tax expenses due to a reserve on existing deferred tax assets. The Company is incurring Canadian taxes related to its operation in Canada, and state taxes.

As the operating loss carryforwards are utilized, the Company will begin recording U.S. federal income taxes, along with Canadian and state taxes. At December 28, 2003, the operating loss carryforwards were approximately $1.8 million. Management believes the proforma information presented below is useful to enable a reader to determine the impact income taxes would have on earnings, if the Company had not incurred the operating loss carryforwards in prior years. The following table illustrates the effect on net income and earnings per share as if the Company were incurring income tax expenses at a 39% effective tax rate for the first quarter ended December 28, 2003 and December 29, 2002, respectively.


                                                                     Year Ended
                                                        -------------------------------------------
                                                        December 28, 2003         December 29, 2002
                                                        -----------------         -----------------
                                                      (Dollars in thousands, except per share amounts)

Net Income - as reported                                    $    1,323                 $   1,953

Deduct:  pro-forma provision for
income taxes                                                       417                       483
                                                            ----------                 ---------
Net income - pro forma                                      $      906                 $   1,470
                                                            ==========                 =========
Earnings per share - as reported
    Basic Earnings per share                                $     0.27                 $    0.42
                                                            ==========                 =========
    Dilutive earnings per share                             $     0.25                 $    0.39
                                                            ==========                 =========
Earnings per share - pro forma
    Basic Earnings per share                                $     0.19                 $    0.31
                                                            ==========                 =========
    Dilutive earnings per share                             $     0.17                 $    0.29
                                                            ==========                 =========

STARCRAFT CORPORATION


ITEM 3.      QUANTATIVE AND QUALITATIVE DISUCSSIONS ABOUT MARKET RISKS

There have been no material changes from the information provided in the Company's annual report on Form 10-K for the year ended September 28, 2003.

STARCRAFT CORPORATION

ITEM 4.      CONTROLS AND PROCEDURES

Starcraft carried out an evaluation, under the supervision and with the participation of Starcraft's management, including Starcraft's Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Starcraft's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that, at December 28, 2003, Starcraft's disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information relating to Starcraft (including its consolidated subsidiaries) required to be included in Starcraft's periodic SEC filings.

PART II          OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     (a) By action of the Registrant's Board of Directors and its shareholders, the Articles of Incorporation of the Registrant were amended effective January 13, 2004, to increase the number of authorized common shares from 10,000,000 to 20,000,000.

     (c) The Registrant issued 3,550,000 shares of Common Stock to the 7 shareholders of Wheel to Wheel, Inc. in connection with the acquisition of Wheel to Wheel, Inc. on January 16, 2004. Such issuance was exempt from registration under the Securities Act of 1933 as a private placement under Section 4(2) and Regulation D.

Item 6. Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed with this report

          3.1 Restated Articles of Incorporation of Starcraft Corporation, as amended

          3.2  Code of By-Laws of Starcraft Corporation, as amended

          4.1  Credit  Agreement  by  and  between  Starcraft   Corporation  and
               Comerica Bank dated January 16, 2004

          4.2 Form of Revolving Note of Starcraft Corporation to bank, dated as of January 16, 2004

          4.3 Form of Swing-line Note of Starcraft Corporation to Comerica Bank, dated as of January 16, 2004

          10.1 Employment agreement dated as of January 16, 2004, between Starcraft Corporation and Jeffrey P. Beitzel

          10.2 Employment agreement dated as of January 16, 2004, between Starcraft Corporation and Douglass C. Goad

          10.3 Employment agreement dated as of January 16, 2004, between Starcraft Corporation and Richard C. Anderson

          10.4 Starcraft Corporation 1997 Stock Incentive Plan, as amended

          31.1 Certification by Co-Chief Executive Officer required by Rule 31a-14(a) or 15d-14(a)

          31.2 Certification by Co-Chief Executive Officer required by Rule 31a-14(a) or 15d-14(a) PART II OTHER INFORMATION - Continued


          31.3 Certification  by  Chief  Financial   Officer  required  by  Rule
               31a-14(a) or 15d-14(a)

          32   Certification required under Section 1350

     (b) The Company filed a report on Form 8-K on October 30, 2003 to report entering into a merger agreement with Wheel to Wheel.

          The Company filed a report on Form 8-K on November 18, 2003 to report the issuance of a press release relating to fourth quarter results.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                 STARCRAFT CORPORATION
                                                     (Registrant)



February 11, 2004                                By: /s/ Joseph E. Katona, III
                                                    ----------------------------
                                                    Joseph E. Katona, III
                                                    Chief Financial Officer