Form 10-Q
period 2004-03-28
STARCRAFT CORP /IN/
filed 2004-05-12
CIK 906473

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

          [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 28, 2004

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

                       Yes:  [X]            No:

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                       Yes:                 No:  [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 7, 2004 - 8,853,191 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                             March 28, 2004
Form 10-Q


                                    - INDEX -



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

  Item 1.    Financial Statements

             Consolidated Balance Sheets - March 28, 2004 (Unaudited)
             and September 28, 2003 (Audited)                                  1

             Consolidated Statements of Operations (Unaudited) for the
             three and six month periods ended March 28, 2004 and
             March 30, 2003                                                    2

             Consolidated Statements of Cash Flow (Unaudited) for the
             six month periods ended March 28, 2004 and March 30, 2003       3-4

             Notes to Consolidated Financial Statements                     5-10

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           11-16

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Item 4.    Controls and Procedures                                          17


PART II.          OTHER INFORMATION

  Item 2.    Changes in Securities, Use of Proceeds and Issuer
             Purchases of Equity Securities                                   18

  Item 4.    Submission of Matters to a Vote of Security Holders              19

  Item 6.    Exhibits and Reports on Form 8-K                                 20



SIGNATURES                                                                 21-22


EXHIBITS                                                                   23-26


PART I          FINANCIAL INFORMATION

  Item 1.    Financial Statements

STARCRAFT CORPORATION
                                                              (Unaudited)              (Audited)
CONSOLIDATED BALANCE SHEETS                                 March 28, 2004         September 28, 2003
                                                            --------------         ------------------
                                                                    (Dollars in Thousands)
ASSETS
Current Assets
     Cash and cash equivalents.......................         $     308               $       836
     Accounts receivable, trade less allowance for
          doubtful accounts:  $213 at March 28, 2004
          and $200 at September 28, 2003.............            25,889                    28,606
     Other receivables...............................             2,587                       576
     Inventories  ...................................            16,817                    10,060
     Tooling and engineering projects................             5,657                     6,593
     Deferred income taxes...........................             1,585                     1,702
     Other current assets............................               886                       707
                                                               --------                    ------
         Total current assets........................            53,729                    49,080

Property and Equipment
     Land, buildings, and improvements...............             8,698                     6,005
     Machinery and equipment.........................             8,903                     7,321
                                                              ---------                ----------
                                                                 17,601                    13,326
     Less accumulated depreciation...................             5,185                     4,190
                                                              ---------               -----------
                                                                 12,416                     9,136

Goodwill, net   .....................................            77,443                        --
Intangible assets, net ..............................            13,940                        --
Other assets      ...................................             1,446                       514
                                                              ---------               -----------
                                                              $ 158,974               $    58,730
                                                              =========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable, trade.........................         $  21,727               $    19,549
     Current maturities of long-term debt............               454                        --
     Accrued expenses:
         Compensation and related expenses...........             1,019                     2,668
         Warranty....................................               698                       698
         Income taxes................................               423                     3,378
         Taxes - other...............................               166                       434
         Other.......................................               834                       394
                                                              ---------               -----------
              Total current liabilities..............            25,321                    27,121

Long-term debt, net of current maturities............            27,768                     9,148
Deferred income taxes................................             5,297                        --
Minority interest in subsidiary......................                --                     9,821
Commitments and contingencies........................                --                        --

Shareholders' Equity
     Preferred Stock, no par value; 2,000,000 shares
           authorized, none issued...................                --                        --
     Common Stock, no par value; 20,000,000 shares
        authorized, issued and outstanding 8,852,666
        shares as of  March 28, 2004 and 5,044,307
        shares as of September 28, 2003   ...........           149,138                    15,203
      Additional paid-in capital.....................             3,420                     3,420
     Accumulated deficit.............................           (52,181)                   (6,151)
     Accumulated other comprehensive income..........               211                       168
                                                              ---------               -----------
          Total shareholders' equity.................           100,588                    12,640
                                                              ---------               -----------
                                                              $ 158,974               $    58,730
                                                              =========               ===========



PART I            FINANCIAL INFORMATION

  Item 1.    Financial Statements

STARCRAFT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited


                                                               3 Months Ended                            6 Months Ended
                                                -------------------------------------         ---------------------------------
                                                March  28, 2004        March 30, 2003         March 28, 2004       March 30, 2003
                                                ---------------        --------------         --------------       --------------
                                                                   (Dollars in thousands, except per share amounts)

Net Sales                                        $      39,156           $    47,171           $     82,954         $     87,052

Cost of goods sold .........................            33,493                36,700                 69,645               67,715
                                                 -------------           -----------           ------------         ------------
         Gross profit ......................             5,663                10,471                 13,309               19,337

Operating Expenses
     Selling and promotion .................               719                   468                  1,348                  851
     General and administrative ............             4,666                 4,022                  8,683                8,511
     Goodwill impairment ...................            47,900                    --                 47,900                   --
     Amortization of intangibles ...........               360                    --                    360                   --
                                                 -------------           -----------           ------------         ------------

     Operating income (loss)                            47,982                 5,981                (44,982)               9,975

Nonoperating (Expense) Income
     Interest, net .........................              (141)                 (103)                  (214)                (216)
     Other, net   ..........................                --                   (24)                    --                   19
                                                 -------------           -----------           ------------         ------------

                                                         (141)                  (127)                  (214)                (197)
                                                 -------------           -----------           ------------         ------------

     Income (loss) before minority interest
         and income taxes       ............           (48,123)                5,854                 (45,196)              9,778

Minority Interest in Income (Loss)
      of Subsidiary                                       (798)                2,746                    610               4,480
                                                 -------------           -----------           ------------         ------------

     Income (loss) before income taxes                 (47,325)                3,108                (45,806)               5,298

Income Taxes                                                24                   203                    221                  441
                                                 -------------           -----------           ------------         ------------

     Net income (loss)                           $     (47,349)          $     2,905           $    (46,027)        $      4,857
                                                 =============           ===========           ============         ============



Basic earnings (loss) per share                  $       (5.83)          $      0.58           $      (6.96)        $       0.98
                                                 =============           ===========           ============         ============

Dilutive earnings (loss) per share               $       (5.83)          $      0.54           $      (6.96)        $       0.91
                                                 =============           ===========           ============         ============

PART I          FINANCIAL INFORMATION

 Item 1.    Financial Statements

STARCRAFT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW - Unaudited


                                                                                  6 Months Ended
                                                                    March 28, 2004              March 30, 2003
                                                                    --------------              --------------
                                                                               (Dollars in Thousands)
Operating Activities
     Net income (loss) .....................                         $   (46,027)                $     4,857
     Adjustments to reconcile net income (loss)
        to net cash from operations:
     Depreciation and amortization .........                               1,357                         660
     Minority interest......................                              (6,890)                      3,484
     Goodwill impairment....................                              47,900                          --
     Change in deferred taxes...............                                (137)                         --

     Change in operating assets and liabilities:
         Receivables  ......................                               2,314                      (9,783)
         Inventories  ......................                              (5,528)                     (1,897)
         Other current assets  .............                               1,123                      (2,246)
         Accounts payable ..................                              (1,694)                      5,752
         Accrued expenses...................                              (5,316)                       (400)
         Other    ..........................                                  56                          --
                                                                     -----------                 -----------
     Net cash from operating activities ....                             (12,842)                        427
                                                                     -----------                 -----------

Investing Activities
     Purchase of property and equipment                                   (1,933)                     (2,305)
     Acquisitions, net of cash acquired.....                              (1,200)                         --
     Other assets...........................                                (280)                        (88)
                                                                     -----------                 -----------
         Net cash from investing activities                               (3,413)                     (2,393)
                                                                     -----------                 -----------

 Financing Activities
     Net proceeds on revolving credit
         agreements.........................                              15,485                       2,750
     Payments on notes to related parties...                                  --                        (770)
     Proceeds from exercise of stock options                                 242                         113
     Other..................................                                  --                         127
                                                                     -----------                 -----------
         Net cash from financing activities                               15,727                       2,220
                                                                     -----------                 -----------

Increase (Decrease) in Cash and Cash
     Equivalents ...........................                                (528)                        254
     Cash and cash equivalents at
        beginning of period.................                                 836                         284
                                                                     -----------                 -----------
     Cash and cash equivalents at
        end of period.......................                         $       308                 $       538
                                                                     ===========                 ===========

PART I          FINANCIAL INFORMATION

 Item 1.    Financial Statements

STARCRAFT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW - Unaudited (Continued)

                                                                                  6 Months Ended
                                                                    ------------------------------------------
                                                                    March 28, 2004              March 30, 2003
                                                                    --------------              --------------
                                                                             (Dollars in Thousands)
Non-cash Investing and Financing Activities
   In conjunction with the acquisition of
        businesses liabilities were assumed
        as follows:

       Fair value of assets acquired............                    $ 147,286,853                           --
                                                                    =============               ==============

       Liabilities assumed......................                    $  13,592,653                           --
                                                                    =============               ==============


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARCRAFT CORPORATION

March 28, 2004



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

     In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three and six month periods ended March 28, 2004 and March 30, 2003. The results of operations for the three and six month periods ended March 28, 2004 are not necessarily indicative of the results which may be expected for the year ending October 3, 2004.

     The Company has adopted a 52 or 53 week fiscal year ending the last Sunday nearest to September 30. The results of operations for the three and six month periods ended March 28, 2004 and March 30, 2003 are for 13 and 26 week periods, respectively.


Note 2. Principles of Consolidation

     On January 16, 2004, the Company through Wheel to Wheel Acquisition Company, LLC an Indiana limited liability Company and a wholly owned subsidiary of the Company (the "Acquisition Subsidiary"), acquired Wheel to Wheel, Inc., a Michigan corporation ("Wheel to Wheel"). Wheel to Wheel had a 50% ownership in each of Tecstar, LLC and Tecstar Manufacturing Canada Limited (collectively "Tecstar"). Through the acquisition of Wheel to Wheel, the Company now owns 100% of Tecstar, which accounts are consolidated in these financial statements at March 28, 2004. All inter-company transactions have been eliminated.

     Prior to January 16, 2004, the Company owned 50% of Tecstar and consolidated the accounts due to management representation on the Tecstar Board of Directors and control of its affairs. The Company accounted for the Wheel to Wheel 50% ownership as minority interest.

STARCRAFT CORPORATION

March 28, 2004



Note 3. Acquisition

     Effective January 16, 2004, the Company purchased all of the assets of Wheel to Wheel for a purchase price of $133,693,000, representing the issuance of 3,550,000 common shares at a value of $37.66 per share in accordance with Statement of Financial Accounting Standards ("SFAS") No.
     141. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Wheel to Wheel have been included in the Company's financial statements since the date of acquisition. The acquired assets and liabilities assumed have been recorded at their estimated fair values at the date of acquisition and approximate the following:

               Cash                                  $        4,402
               Other current assets                       2,507,980
               Property, plant and equipment              1,913,000
               Other assets                               3,581,895
               Goodwill                                 124,978,188
               Intangible assets                         14,300,000
               Current liabilities                       (4,569,419)
               Other liabilities                         (9,023,046)
                                                       -----------

                                                     $  133,693,000

Note 4. Inventories

     The composition of inventories is as follows (dollars in thousands):

                                            (Unaudited)           (Audited)
                                           March 28, 2004    September 28, 2003

         Raw materials                     $       16,750      $       9,583
         Finished goods                               462                877
                                          ---------------      -------------
                                                   17,212             10,460
         Allowance for slow-moving
         and obsolete inventories                    (405)              (400)
                                         -----------------     -------------

                          Total            $       16,817      $      10,060
                                           ==============      =============

STARCRAFT CORPORATION

March 28, 2004



Note 5. Goodwill

     Goodwill represents the excess of the Wheel to Wheel purchase price over the fair value of the assets acquired. Under SFAS No. 142 the goodwill is not amortized and is assessed annually for impairment, chosen by management as the end of the second quarter. Effective March 28, 2004, management determined the goodwill to be impaired and recorded a $47.9 million impairment charge.

Note 6. Intangible Assets

     Intangible assets represent the customer relationship and business contracts acquired through the acquisition of Wheel to Wheel. The customer relationship is valued at $10,000,000 and is being amortized using the straight-line method over 20 years. The contracts are valued at $4,500,000 and are being amortized over the life of the respective contract. Amortization expense was $360,000 for the quarter ended March 28, 2004.

Note 7. Long-term Debt

     The Company entered into a $30 million dollar revolving credit agreement with its current lending institution on January 16, 2004. Advances under the agreement are limited to a specific percentage of eligible receivables and inventory, subject to a maximum of $30 million. The advances bear interest subject to a pricing matrix with ranges of 3/4% below the prime rate to 1/4% above the prime rate dependent upon a ratio of funded debt to EBITDA. The revolver also contains a LIBOR based borrowing option with rates ranging from 150 to 250 basis points above Euro dollar rates, dependent upon the same ratio of funded debt to EBITA. The credit facility matures April 1, 2006 and as a result, all borrowings under the credit facility at March 28, 2004 are classified as long-term debt.

Note 8. Comprehensive Income

     Other comprehensive income consists of foreign currency translation adjustments. Comprehensive income, which consists of net income and other comprehensive income (loss), for the three and six month periods ended March 28, 2004 was ($47,306) and $(45,984), respectively. There were no foreign currency transactions for the corresponding prior year periods.

Note 9. Common Stock

     On February 9, 2004, the Board of Directors declared a 5% common stock dividend. The stock dividend was paid on March 19, 2004 to stockholders of record as of February 20, 2004. All share and per share data have been adjusted to reflect the stock dividend on a retroactive basis.

STARCRAFT CORPORATION

March 28, 2004


Note 10. Earnings Per Share

     The computation of basic and dilutive earnings (loss) per share follows (in thousands, except share and per share amounts):

                                                  3 Months Ended (Unaudited)                6 Months Ended (Unaudited)
                                             ---------------------------------       -------------------------------------

                                            March 28, 2004        March 30, 2003       March 28, 2004       March 30, 2003
                                            --------------        --------------       --------------       --------------
Basic earnings (loss) per share
    Net income (loss) available
     to common stockholders                   $  (47,349)           $    2,905           $  (46,027)          $    4,857
                                              ==========            ==========           ==========           ==========
     Weighted average common
     shares outstanding                            8,115                 4,970                6,608                4,945
                                              ==========            ==========           ==========           ==========

Basic earnings (loss) per share                    (5.83)           $     0.58           $   (6.96)           $     0.98
                                              ==========            ==========           ==========           ==========

Dilutive earnings (loss) per share

     Net income (loss) available
     to common stockholders                   $  (47,349)           $    2,905           $  (46,027)          $    4,857
                                              ==========            ==========           ==========           ==========

     Weighted average common
     shares outstanding                            8,115                 4,970                6,608                4,945

     Add: Potential dilutive effects of
              incentive stock options                (a)                   438                  (a)                  416
                                              ----------           -----------           ----------           ----------


     Weighted average potential
     dilutive common shares outstanding            8,115                 5,408                6,608                5,361
                                              ==========            ==========           ==========           ==========

Dilutive earnings (loss) per share            $    (5.83)           $     0.54           $    (6.96)          $     0.91
                                              ==========            ==========           ==========           ==========


     (a) Calculation does not reflect the effect of incentive stock options since their effect is antidilutive.

          During the second fiscal quarter of 2004 the Company declared and issued a 5% Common Stock dividend. As a result, the Company issued 421,539 additional shares of common stock. The number of basic and dilutive shares, along with the basic and dilutive earnings per share shown above reflect the stock dividend for all periods shown.

STARCRAFT CORPORATION

March 28, 2004


Note 11. Stock-Based Compensation

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for
     Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure."

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

     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation."


                                                           3 Months Ended                               6 Months Ended
                                                -------------------------------------         ---------------------------------
                                                March 28, 2004         March 30, 2003         March 28, 2004       March 30, 2003
                                                --------------         --------------         --------------       --------------
                                                                (Dollars in thousands, except per share amounts)


Net income(loss) - as reported                    $  (47,349)            $    2,905             $  (46,027)          $    4,857


Deduct:  total stock-based employee
compensation expense determined under
fair value based methods for all awards                  660                     17                  1,646                   96
                                                  ----------            -----------             ----------           ----------


Net income (loss) - pro forma                     $  (48,009)            $    2,888             $  (47,673)          $    4,761
                                                  ==========             ==========             ==========           ==========


Earnings (loss) per share - as reported
    Basic earnings (loss) per share               $    (5.83)            $     0.58             $    (6.96)          $     0.98

                                                  ==========             ==========             ==========           ==========
    Dilutive earnings (loss) per share            $    (5.83)            $     0.54             $    (6.96)         $      0.91
                                                  ==========             ==========             ==========           ==========

Earnings (loss) per share - pro forma
    Basic earnings (loss) per share               $    (5.92)            $     0.58             $    (7.21)          $    $0.96
                                                  ==========             ==========             ==========           ==========
    Dilutive earnings (loss) per share            $   (5.92)             $     0.53             $    (7.21)          $     0.89
                                                  ==========             ==========             ==========           ==========

STARCRAFT CORPORATION

March 28, 2004


Note 12. Operating Segment Information

     The Company's principal business is the supply of the OEM Automotive Industry. The Company's previously reported Automotive Parts and Products segment no longer meets the quantitative thresholds for separate disclosure as set forth in SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."


Note 13. Warranty Expense

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STARCRAFT CORPORATION

--------------------------------------------------------------------------------
                              RESULTS OF OPERATIONS
               Comparison of the three months ended March 28, 2004
              (Second Quarter Fiscal Year 2004) to the three months
             ended March 30, 2003 (Second Quarter Fiscal Year 2003)
--------------------------------------------------------------------------------

Net sales for the quarter ended March 28, 2004 decreased $8.0 million to $39.2 million from $47.2 million for the quarter ended March 30, 2003. Slower sales at our Canadian second stage facility accounted for $4.5 million of the $8.0 sales decline, while New Jersey and Shreveport operations also experienced lower sales. The New Jersey and Shreveport facilities were affected by expiration of second stage programs and contributed minimal sales compared to prior year. Sales at New Jersey and Shreveport were $1.4 million combined, versus prior year sales of $6.3 million for the second quarter. H2 Hummer parts sales decreased 20% and fell in relation to the overall decline in H2 vehicle sales. Offsetting these variances were acquisition related sales of $3.7 million, including Wheel to Wheel sales of $2.0 million and $1.2 million in sales from our Canadian paint facility.

Gross profits decreased to $5.7 million for the quarter ended March 28, 2004. This was down $4.8 million from $10.5 million for the quarter ended March 30, 2003. Gross profit was adversely affected by several factors. The $8.0 million decline in sales had significant impact, as the New Jersey and Shreveport facilities did not generate enough sales volume to contribute any margin. Second stage sales mix declined to 73% of total sales from 81% in the prior year quarter, while financial performance of the businesses acquired during the first quarter, most notably our Canadian paint facility, were substantially lower than expected.

Selling and promotion expenses were $0.7 million for the second quarter of 2004 compared to $0.5 million for the fiscal 2003 quarter. Selling expenses associated with recent acquisitions were $0.2 million and accounted for all of the increase. General and administrative expenses were $4.7 million, an increase of $0.7 million over the second quarter of fiscal 2003. General and administrative expenses associated with recent acquisitions were $0.4 million, while expenses associated with the Wheel to Wheel merger were $0.2 million.

A goodwill impairment charge of $47.9 million was recorded during the second quarter of fiscal 2004. On January 16, 2004 the Company issued 3.55 million shares to the shareholders of Wheel to Wheel, its partner in Tecstar. According to SFAS No. 141, purchase account guidelines applied to this non-cash transaction. The trading price of a publicly traded security is the best indicator of its value. SFAS No. 141 guidelines further require the securities issued to be valued at the date the acquisition is agreed upon and announced. Accordingly, the price of these shares was $37.66 in determining the value of the transaction. As detailed in Note 3, goodwill generated from this non-cash transaction was approximately $125 million.

This goodwill is not subject to amortization, but rather tested once annually for impairment per SFAS No. 142. The principle driver of this impairment test is the current trading price of the public securities issued. Due to a material decline in the trading price to $13.63 at March 28, 2004, the Company decided to perform its annual impairment test. Goodwill, which was valued based upon the purchase of Wheel to Wheel is now valued in relationship to the entire reporting entity, and accordingly was adjusted by the reported impairment amount at March 28, 2004.

Interest expense was $141,000 in the second quarter versus $103,000 during the second quarter of fiscal 2003. Higher borrowings were partially offset by favorable interest rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

STARCRAFT CORPORATION


--------------------------------------------------------------------------------
                              RESULTS OF OPERATIONS
               Comparison of the three months ended March 28, 2004
              (Second Quarter Fiscal Year 2004) to the three months
             ended March 30, 2003 (Second Quarter Fiscal Year 2003)
--------------------------------------------------------------------------------

Net sales for the six months ended March 28, 2004 decreased $4.1 million to $83.0 million, from $87.1 million for fiscal 2003. The second stage programs in the Texas facility were $5.5 million higher than fiscal 2003 due to a strong start in the first quarter. The Canadian second stage program was $1.3 million lower than fiscal 2003, however this plant did not contribute any sales during the first quarter of fiscal 2003, as it was not in operation until January of 2003. Sales at our Shreveport facility were $5.2 million lower than fiscal 2003, while the New Jersey facility was down $3.4 million compared to fiscal 2003. Both declines were due to expiration of second stage programs. H2 hummer parts sales declined $5.0 million compared to the first six months of fiscal 2003 and were reflective of reasons discussed previously in second quarter results. Sales relating to acquisitions accounted for $5.3 million during the six months end March 28, 2004.

Gross profit for the six months ended March 28, 2004 was $13.3 million, compared to $19.3 million for the comparable period of fiscal 2003. The decline in sales of $4.1 million was a factor as were the issues which affected gross profit during the second quarter of fiscal 2004 previously noted, including performance of acquired companies during the first half of fiscal 2004.

Selling and Promotion expenses were $1.3 million for the six months ended March 28, 2004 versus $0.9 million for the comparable period of fiscal 2003. Higher marketing costs for new business development and selling and promotional expenses associated with recent acquisitions of $0.2 million caused the increase. General and Administrative expense was $8.7 million for the six months ended March 28, 2004 versus $8.5 million for the comparable period of fiscal 2003.


SEASONALITY AND TRENDS

The Company's business sales and profits are dependent on the automotive markets in the United States. The business is influenced by a number of factors including OEM plant shutdowns, model year changeovers, atypical weather for any sales region, interest rates, gasoline prices, and OEM programs affecting price and supply. The business is also dependant upon long-term contracts.

The Company provided updates on the status of our OEM programs in the Company's Annual Report on Form 10-K for the year ended September 28, 2003. The only change in status of these programs was an earlier than expected expiration of the second stage program at the New Jersey facility. This program accounted for 8% of fiscal 2003 sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

STARCRAFT CORPORATION
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Funds available from operations and under the Company's revolving credit agreements were adequate to finance operations and provide for capital expenditures during the three months ended March 28, 2004. Long-term debt was $27.8 million at March 28, 2004 compared to $9.1 million at September 28, 2003.

Operations utilized $12.8 million in cash during the first six months of fiscal 2004, compared to generating $0.4 million of cash during the first six months of fiscal 2003. Trade receivables, exclusive of the effects of acquisitions, were $4.3 million lower than September 28, 2003 levels due to softer volume. Inventory levels, exclusive of the effects of acquisitions were $5.5 million higher than September 28, 2003 levels. Wheel inventory associated with the Silverado and GMC Sierra wheel program was $4.0 million while Shreveport inventory increased $1.0 million due to the launch of a new supply program. Other receivables and tooling development and reimbursement engineering services increased $2.0 million during the first six months of 2004 due to investment in potential new sales programs and timing of tooling and engineering reimbursement from customers. Accrued expenses at March 28, 2004, exclusive of the effects of acquisitions, were $5.3 million lower than September 28, 2003, and were reflective of $3.1 million in Canadian tax payments and $2.5 million in incentive compensation payments. Distributions totaling $7.5 million were also made to our partner in Tecstar prior to the merger on January 16, 2004. Capital expenditures total $1.9 million during the first six months of fiscal 2004. Major items included tooling expenditures for aftermarket parts of $0.8 million and $0.4 million for leasehold improvements in our Texas facility.

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

The Company, in relation to the acquisition of Wheel to Wheel, has entered into employment contracts with three employees, that among other things, allow for severance payments of two years worth of base salary for termination without cause. Obligations under these severance agreements would total $1.8 million annually. In January 2004, the Company entered into a $30 million revolving credit agreement with its current lending institution, and a new lending institution, which matures on April 1, 2006. The facility was amended to accommodate the increased revolver needs associated with recent acquisitions and the Wheel to Wheel merger. Advances under the agreement are limited to a specific percentage of eligible receivables and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

STARCRAFT CORPORATION
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES - Continued

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

The Company is in the process of reviewing its capital structure and potential transactions to mitigate exposure to near-term debt and better align the long-term risks and opportunities of the business.

INCOME TAXES

At this time, the Company does not have U.S. federal income tax expenses due to a reserve on existing deferred tax assets, which exists primarily due to operating loss carryforwards. The Company is incurring Canadian taxes related to its operation in Canada, and certain state taxes.

As the operating loss carryforwards are utilized, the Company will begin recording U.S. federal income taxes, along with Canadian and state taxes. At
March 28,  2004,  the  operating  loss  carryforwards  were  approximately  $0.5 million.

MANUFACTURING AND OPERATING TRENDS

The supply program in Shreveport ended during the fourth quarter of fiscal 2003. The Company had minimal sales for this program in 2004 compared to $6.1 million during the first six months of fiscal 2003. A new supply program starting during the third quarter of fiscal 2004 should return the Shreveport facility to profitability.

Supply programs in the New Jersey facility are ending in 2004. The Company plans to close this facility after the programs have ended.

The Canadian facility operated at a loss for the six months ended March 28, 2004 due to reduced sales volume. This situation will continue to occur if sales volumes do not increase. Currently, the Company is working with its customer in attempts to increase sales at this location.

H2 parts sales generally follow OEM sales of the H2 chassis. The OEM is introducing a new model of the H2 vehicle which should increase the Company's related parts sales in the second half of fiscal 2004.

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

Intangible Assets and Goodwill: The identifiable intangible assets generated by the Wheel to Wheel merger will be amortized to expense over the expected lives of the assets ranging from one to twenty years. Goodwill will not be amortized to expense, but rather will be evaluated annually for any impairment in the carrying value, and adjusted accordingly through the income statement.

Forward Looking Statements

The foregoing discussion contains forward-looking statements regarding economic conditions and trends, adequacy of capital resources, seasonality and supply of, and demand for, the Company's products, and the prospects of Management's operating strategies, revenues and profits, all of which are subject to a number of important factors which may cause the Company's projections to be materially inaccurate. Some of such factors are described in the Company's Form 10-K for the year ended September 28, 2003, under the subsection entitled "Discussion of Forward-Looking Information" which is incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


STARCRAFT CORPORATION
--------------------------------------------------------------------------------


LONG-TERM CONTRACTUAL OBLIGATIONS:

The Company assumed long-term debt obligations totaling $3.6 million, and various operating lease obligations associated with the Wheel to Wheel acquisition. The Company also entered into Employment Agreements with the majority shareholders of Wheel to Wheel. Long-term contractual obligations as of March 28, 2004 are as follows:


                                                                         Payments due by period (in thousands)
                                                      -----------------------------------------------------------------------
                                                        Total           Less than          1-3          3-5         More than
                                                                         1 Year           Years        Years         5 Years

Long-Term Debt Obligations                            $ 28,222          $    454        $ 25,380      $   684        $  1,704
Operating Lease Obligations                           $ 14,624          $  2,855        $  5,165      $ 2,700        $  3,904
Employment Agreement Obligations                      $  6,450          $  2,550        $  3,000      $   900        $     --
                                                      --------          --------        --------      -------        --------
Total                                                 $ 49,296          $  5,859        $ 33,545      $ 4,284        $  5,608
                                                      =========         ========        ========     ========        ========


ITEM 3. QUANTITATIVE AND QUALITATIVE DISUCSSIONS ABOUT MARKET RISKS

     There have been no material changes from the information provided in the Company's annual report on Form 10-K for the year ended September 28, 2003.



ITEM 4. CONTROLS AND PROCEDURES

     Starcraft carried out an evaluation, under the supervision and with the participation of Starcraft's management, including Starcraft's Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Starcraft's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that, at March 28, 2004, Starcraft's disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information relating to Starcraft (including its consolidated subsidiaries) required to be included in Starcraft's periodic SEC filings.

PART II OTHER INFORMATION

     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (a) By action of the Registrant's Board of Directors and its shareholders, the Articles of Incorporation of the Registrant were amended effective January 13, 2004, to increase the number of authorized common shares from 10,000,000 to 20,000,000.

     (b) The Registrant issued 3,550,000 shares of Common Stock to the 7 shareholders of Wheel to Wheel, Inc. in connection with the acquisition of Wheel to Wheel, Inc. on January 16, 2004. Such issuance was exempt from registration under the Securities Act of 1933 as a private placement under Section 4(2) and Regulation D.

          The registrant issued 421,539 shares to its shareholders in a pro rata 5% stock dividend on March 19, 2004. Such issuance was not an offer or sale of securities under the Securities Act of 1933, as amended, and accordingly, was not subject to the registration requirements of that act.

PART II          OTHER INFORMATION

     Item 4. Submission of matters to a Vote of Security Holders

          (a) The Company held its annual meeting of shareholders on January 12, 2004.


          (c)  Matters voted upon:


               (1)  Election of Director Nominees:

                                                                            Votes Cast
                                                                     For                 Withheld
                                                                  ---------              --------
                        G. Raymond Stults                         3,949,963              298,964
                        David L. Stewart                          4,105,075              143,852


               (2) Approval and Ratification of the appointment of Crowe Chizek and Company LLC as auditors for the Company for the fiscal year ending October 3, 2004:

                                                             Votes Cast

                         For                        Against               Abstain               Non-votes
                       ---------                    -------               -------              ------------

                       4,216,082                    30,013                 2,832                      --


               (3)  Amendment to the 1997 Incentive Plan:

                         For                        Against               Abstain               Non-votes
                       ---------                    -------               -------              ------------

                       2,460,797                    221,261               14,032                1,396,153


               (4)  Increase of authorized shares:

                         For                        Against               Abstain               Non-votes
                       ---------                    -------               -------              ------------

                       4,170,723                     72,772               5,432                      --


               (5)  Approval   of  issuance   of  shares  in   connection   with
                    acquisition of Wheel to Wheel, Inc.:

                         For                        Against               Abstain               Non-votes
                       ---------                    -------               -------              ------------

                       2,841,490                      4,252                 7,032               1,396,153

PART II          OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed with the report:

          Exhibit 4.1 -- Amendment Number 1, dated January 30, 2004, to the Loan Agreement by and between Starcraft Corporation and Comerica Bank dated January 16, 2004.

          Exhibit 4.2 - Amendment Number 2, dated March 23, 2004, to the Loan Agreement by and between Starcraft Corporation and Comerica Bank dated January 16, 2004.

          Exhibit 31.1 - Certification by Co-Chief Executive Officer required by Rule 31a-14(a) or 15d-14(a)

          Exhibit 31.2 - Certification by Co-Chief Executive Officer required by Rule 31a-14(a) or 15d-14(a)

          Exhibit 31.3 - Certification by Chief Financial Officer required by Rule 31a-14(a) or 15d-14(a)

          Exhibit 32 - Certification required under Section 1350

     (b) The Company filed a report on Form 8-K on January 20, 2004 to report the acquisition of Wheel to Wheel, Inc.

          The Company filed a report on Form 8-K/A on April 1, 2004 to report historical audited financial statements for Wheel to Wheel, Inc.

          The Company filed a report on Form 8-K on April 1, 2004 to report a goodwill impairment charge and issuance of a related press release.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                             STARCRAFT CORPORATION
                                                 (Registrant)



May 12, 2004                                  By: /s/ Josephn E. Katona, III
                                                  ------------------------------
                                                  Joseph E. Katona, III
                                                  Chief Financial Officer