Form 10-Q
period 2004-06-27
STARCRAFT CORP /IN/
filed 2004-08-11
CIK 906473

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 27, 2004

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

                        Yes:                          No:  [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 6, 2004 - 8,853,191 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                              June 27, 2004
Form 10-Q


                                    - INDEX -



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

  Item 1.    Financial Statements

             Consolidated Balance Sheets - June 27, 2004 (Unaudited)
             and September 28, 2003 (Audited)                                  1

             Consolidated Statements of Operations (Unaudited) for the
             three and nine month periods ended June 27, 2004 and
             June 29, 2003                                                     2

             Consolidated Statements of Cash Flow (Unaudited) for the
             nine month periods ended June 27, 2004 and June 29, 2004        3-4

             Notes to Consolidated Financial Statements                     5-10

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           11-16

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk       17

  Item 4.    Controls and Procedures                                          17


PART II.   OTHER INFORMATION

  Item 2.    Changes in Securities and use of Proceeds                        18

  Item 6.    Exhibits and Reports on Form 8-K                              18-19


SIGNATURES                                                                 20-21


EXHIBITS                                                                   22-29

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION
                                                              (Unaudited)               (Audited)
CONSOLIDATED BALANCE SHEETS                                  June 27, 2004         September 28, 2003
                                                             -------------         ------------------
                                                                    (Dollars in Thousands)
ASSETS
Current Assets
     Cash and cash equivalents.......................         $        672            $          836
     Accounts receivable, trade less allowance for
          doubtful accounts:  $256 at June 27, 2004
          and $200 at September 28, 2003.............               28,211                    28,606
     Other receivables...............................                3,689                       576
     Inventories  ...................................               15,218                    10,060
     Tooling and engineering projects................                3,772                     6,593
     Deferred income taxes...........................                1,585                     1,702
     Other current assets............................                  596                       707
                                                              -------------           ---------------
         Total current assets........................               53,743                    49,080

Property and Equipment
     Land, buildings, and improvements...............                5,558                     3,761
     Machinery, equipment and fixtures...............               13,630                     9,565
                                                              -------------           ---------------
                                                                    19,188                    13,326
     Less:  Accumulated depreciation.................                5,772                     4,190
                                                              -------------           ---------------
                                                                    13,416                     9,136

Goodwill, net   .....................................               77,443                        --
Intangible assets, net ..............................               13,400                        --
Other assets      ...................................                1,441                       514
                                                              -------------           ---------------
                                                              $    159,443            $        58,730
                                                              =============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term debt............                  390                         --
     Accounts payable, trade.........................         $     20,597            $        19,549
     Accrued expenses:
         Compensation and related expenses...........                1,613                      2,668
         Warranty....................................                  582                        698
         Income taxes................................                   --                      3,378
         Taxes - other...............................                  170                        434
         Other.......................................                  736                        394
                                                              -------------           ---------------
              Total current liabilities..............               24,088                     27,121

Long-term debt, net of current maturities............               29,594                      9,148
Deferred income taxes................................                5,092                         --
Minority interest in subsidiary......................                   --                      9,821
Commitments and contingencies........................                   --                         --

Shareholders' Equity
     Preferred Stock, no par value; 2,000,000 shares
           authorized, none issued...................                   --                         --
     Common Stock, no par value; 20,000,000 shares
        authorized, issued and outstanding 8,853,191
        shares as of  June 27, 2004 and 5,044,307
        shares as of September 28, 2003   ...........              149,144                     15,203
      Additional paid-in capital.....................                3,420                      3,420
     Accumulated deficit.............................              (52,108)                    (6,151)
     Accumulated other comprehensive income..........                  213                        168
                                                              -------------           ---------------
          Total shareholders' equity.................              100,669                     12,640
                                                              -------------           ---------------
                                                              $    159,443            $        58,730
                                                              =============           ===============

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited


                                                            3 Months Ended                               9 Months Ended
                                                 ------------------------------------          ---------------------------------
                                                 June 27, 2004          June 29, 2003          June 27, 2004       June 29, 2003
                                                 -------------          -------------          -------------       -------------
                                                                   (Dollars in thousands, except per share amounts)

Net Sales                                        $      45,099          $      62,117          $     128,053       $     149,170

Cost of goods sold .........................            39,971                 46,910                109,616             114,625
                                                 -------------          -------------          --------------      -------------
         Gross profit ......................             5,128                 15,207                 18,437              34,545

Operating Expenses
     Selling and promotion .................               764                    526                  2,112               1,377
     General and administrative ............             3,689                  3,695                 12,372              12,206
     Goodwill impairment ...................                --                     --                 47,900                  --
     Amortization of intangibles ...........               540                     --                    900                  --
                                                 -------------          -------------          --------------      -------------

     Operating Income (Loss)                               135                 10,986                (44,847)             20,962

Nonoperating (Expense) Income
     Interest, net .........................              (240)                   (91)                  (454)               (307)
     Other, net   ..........................                --                     (1)                    --                  18
                                                 -------------          -------------          --------------      -------------
                                                          (240)                   (92)                  (454)               (289)
                                                 -------------          -------------          --------------      -------------
     Income (Loss) Before Minority
         Interest and Income Taxes..........              (105)                10,894                (45,301)             20,673

Minority Interest in Income
      of Subsidiary                                         --                  4,161                    610               8,641
                                                 -------------          -------------          --------------      -------------

     Income (Loss) Before Income Taxes                    (105)                 6,733                (45,911)             12,032

Income taxes (benefit)                                    (179)                 2,680                     42               3,121
                                                 -------------          -------------          --------------      -------------

     Net Income (Loss)                           $          74          $       4,053          $     (45,953)      $       8,911
                                                 =============          =============          ==============      =============

     Comprehensive income (loss)                 $          76          $       4,230          $     (45,908)      $       9,088
                                                 =============          =============          ==============      =============

Basic earnings (loss) per share                  $        0.01          $        0.81          $       (6.25)      $        1.80
                                                 =============          =============          ==============      =============

Dilutive earnings (loss) per share               $        0.01          $        0.74          $          **       $        1.65
                                                 =============          =============          ==============      =============


               **Not presented herein since effect is antidilutive

                 See Notes to Consolidated Financial Statements

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements


STARCRAFT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW - Unaudited


                                                                                      9 Months Ended
                                                                     -----------------------------------------------
                                                                     June 27, 2004                     June 29, 2003
                                                                     -------------                     -------------
                                                                                  (Dollars in Thousands)
Operating Activities
     Net income (loss) .....................                         $   (45,953)                      $       8,911
     Adjustments to reconcile net income (loss)
        to net cash from operations:
     Depreciation and amortization .........                               2,721                                 889
     Loss on disposal of equipment..........                                   9                                  --
     Recovery of bad debt...................                                (197)                                 --
     Minority interest......................                              (6,890)                              6,142
     Goodwill impairment....................                              47,900                                  --
     Change in deferred taxes...............                                (342)                                 --

     Change in operating assets and liabilities:
         Receivables  ......................                              (1,110)                            (14,009)
         Inventories  ......................                              (3,929)                             (1,112)
         Other current assets  .............                               3,298                              (1,434)
         Accounts payable ..................                              (2,824)                              8,782
         Accrued expenses...................                              (5,355)                              2,668
         Other    ..........................                                 271                                  --
                                                                     ------------                      -------------
     Net cash from operating activities ....                             (12,401)                             10,837
                                                                     ------------                      -------------

Investing Activities
     Purchase of property and equipment                                   (3,810)                             (4,207)
     Proceeds from sale of equipment........                                  33                                  --
     Acquisitions, net of cash acquired.....                              (1,200)                                 --
     Other assets...........................                                (275)                               (287)
                                                                     ------------                      -------------
         Net cash from investing activities                               (5,252)                             (4,494)
                                                                     ------------                      -------------

 Financing Activities
     Net proceeds (payments) on revolving
         credit agreements..................                              17,247                              (1,065)
     Payments on notes to related parties...                                  --                              (1,474)
     Proceeds from exercise of stock options                                 242                                 233
     Other..................................                                  --                                  --
                                                                     ------------                      -------------
         Net cash from financing activities                               17,489                              (2,306)
                                                                     ------------                      -------------

Increase (Decrease) in Cash and Cash
     Equivalents ...........................                                (164)                              4,199
     Cash and cash equivalents at
        beginning of period.................                                 836                                 284
                                                                     ------------                      -------------
     Cash and cash equivalents at
        end of period.......................                         $       672                       $       4,483
                                                                     ============                      =============

                 See Notes to Consolidated Financial Statements

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW - Unaudited (Continued)

                                                                                     9 Months Ended

                                                                      June 27, 2004                    June 29, 2003
                                                                      -------------                    -------------
                                                                                  (Dollars in Thousands)
Non-cash Investing and Financing Activities
   In conjunction with the acquisition of
        businesses liabilities were assumed
        as follows:

       Fair value of assets acquired............                      $147,286,853                                --
                                                                      ============                     =============

       Liabilities assumed......................                      $ 13,592,653                                --
                                                                      ============                     =============

       Issuance of common stock.................                      $133,693,000                                --
                                                                      ============                     =============



                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARCRAFT CORPORATION

June 27, 2004



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

          In the opinion of the management of the Company, the unaudited financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair statement of the results of operations for the three and six month periods ended June 27, 2004 and June 29, 2003. The results of operations for the three and nine month periods ended June 27, 2004 are not necessarily indicative of the results which may be expected for the year ending October 3, 2004.

          The Company has adopted a 52 or 53 week fiscal year ending the last Sunday nearest to September 30. The results of operations for the three and nine month periods ended June 27, 2004 and June 29, 2003 are for 13 and 39 week periods, respectively.

          Certain amounts in the September 28, 2003 consolidated financial statements have been reclassified to confirm with the current presentation. These reclassifications had no effect on total assets, total shareholders' equity or net income as previously reported.


Note 2. Principles of Consolidation

          On January 16, 2004, the Company through Wheel to Wheel Acquisition Company, LLC an Indiana limited liability Company and a wholly owned subsidiary of the Company (the "Acquisition Subsidiary"), acquired Wheel to Wheel, Inc., a Michigan corporation ("Wheel to Wheel"). Wheel to Wheel had a 50% ownership in each of Tecstar, LLC and Tecstar Manufacturing Canada Limited (collectively "Tecstar"). Through the acquisition of Wheel to Wheel, the Company now owns 100% of Tecstar, which accounts are consolidated in these financial statements at June 27, 2004. All inter-company transactions have been eliminated.

          Prior to January 16, 2004, the Company owned 50% of Tecstar and consolidated the accounts due to management representation on the Tecstar Board of Directors and control of its affairs. The Company accounted for the Wheel to Wheel 50% ownership as minority interest.

STARCRAFT CORPORATION

June 27, 2004



Note 3. Inventories

          The composition of inventories is as follows (dollars in thousands):

                                                                (Unaudited)                         (Audited)
                                                              June 27, 2004                    September 28, 2003

                  Raw materials                              $       14,835                     $         9,583
                  Finished goods                                        788                                 877
                                                             --------------                     ---------------
                                                                     15,623                              10,460
                  Allowance for slow-moving
                  and obsolete inventories                             (405)                               (400)
                                                             --------------                     ---------------

                                   Total                     $       15,218                     $        10,060
                                                             ==============                     ================

Note 4. Goodwill

          Goodwill represents the excess of the Wheel to Wheel purchase price over the fair value of the assets acquired. Under SFAS No. 142 the goodwill is not amortized and is assessed annually for impairment, chosen by management as the end of the second quarter. Effective March 28, 2004, management determined the goodwill to be impaired and recorded a $47.9 million impairment charge.

Note 5. Intangible Assets

          Intangible assets represent the customer relationship and business contracts acquired through the acquisition of Wheel to Wheel. The customer relationship is valued at $10 million and is being amortized using the straight-line method over 20 years. The contracts are valued at $4.5 million and are being amortized over the life of the respective contract. Amortization expense was $540 thousand for the quarter ended June 27, 2004, and $900 thousand for the nine month period ended June 27, 2004.

Note 6. Long-term Debt

          The Company entered into a $30 million dollar revolving credit agreement with its current lending institution on January 16, 2004. Advances under the agreement are limited to a specific percentage of eligible receivables and inventory, subject to a maximum of $30 million. The advances bear interest subject to a pricing matrix with ranges of 3/4% below the prime rate to 1/4% above the prime rate dependent upon a ratio of funded debt to EBITDA. The revolver also contains a LIBOR based borrowing option with rates ranging from 150 to 250 basis points above Euro dollar rates, dependent upon the same ratio of funded debt to EBITA. The credit facility matures April 1, 2006 and as a result, all borrowings under the credit facility at June 27, 2004 are classified as long-term debt.

STARCRAFT CORPORATION

June 27, 2004


Note 7. Comprehensive Income

          Other comprehensive income consists of foreign currency translation adjustments. Other comprehensive income for the three months ended June 27, 2004 and June 29, 2003 was $2 thousand and $177 thousand, respectively. Other comprehensive income for the nine months ended June 27, 2004 and June 29, 2003 was $45 thousand and $177 thousand, respectively.

Note 8. Subsequent Event

          Effective July 13, 2004, subsequent to quarter end, the Company issued $15 million in principal amount of unsecured senior subordinated convertible notes in a private placement to accredited investors. The notes bear interest at 8.5% and mature in July 2009, with semi-annual interest payments payable on January 1 and July 1 of each year, commencing January 1, 2005. The interest payments can be made in either cash or stock at the Company's discretion. The notes are convertible, subject to certain conditions, into shares of Starcraft's Common Stock at a conversion price of $15.60.

STARCRAFT CORPORATION

June 27, 2004


Note 9. Earnings Per Share

          The computation of basic and dilutive earnings (loss) per share follows (in thousands, except share and per share amounts):


                                                  3 Months Ended (Unaudited)                 9 Months Ended (Unaudited)
                                               ---------------------------------            ----------------------------

                                               June 27, 2004       June 29, 2003            June 27, 2004  June 29, 2003
                                               -------------        -------------           -------------  -------------
Basic earnings (loss) per share
    Net income (loss) available
     to common stockholders                    $          74       $       4,053            $    (45,953)  $       8,911
                                               =============        ============            =============  =============

     Weighted average common
     shares outstanding                                8,853               4,991                   7,357           4,961
                                               =============        ============            =============  =============



Basic earnings (loss) per share                $        0.01       $        0.81            $      (6.25)  $        1.80
                                               =============        ============            =============  =============



Dilutive earnings (loss) per share

     Net income (loss) available
     to common stockholders                    $          74       $       4,053            $    (45,953)   $      8,911
                                               =============        ============            =============  =============

     Weighted average common
     shares outstanding                                8,853               4,991                   7,357           4,961
     Add: Potential dilutive effects of
              incentive stock options                    405                 506                     516             453
                                               -------------        ------------            ------------   -------------
453

     Weighted average potential
     dilutive common shares outstanding                9,258               5,497                   7,873           5,414
                                               =============        ============            =============  =============

Dilutive earnings (loss) per share             $        0.01       $        0.74            $        (**)  $        1.65
                                               =============        ============            =============  =============


               **Not presented herein since effect is antidilutive

     During the second fiscal quarter of 2004 the Company declared and issued a 5% Common Stock dividend. As a result, the Company issued 421,539 additional shares of common stock. The number of basic and dilutive shares, along with the basic and dilutive earnings per share shown above reflect the stock dividend for all periods shown.

STARCRAFT CORPORATION

June 27, 2004


Note 10. Stock-Based Compensation

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


                                                             3 Months Ended                              9 Months Ended
                                                 -------------------------------------          --------------------------------
                                                 June 27, 2004           June 29, 2003          June 27, 2004      June 29, 2003
                                                 -------------           -------------          -------------      -------------
                                                                   (Dollars in thousands, except per share amounts)


Net income (loss) - as reported                  $          74           $       4,053          $     (45,953)     $       8,911


Deduct:  total stock-based employee
compensation expense determined under
fair value based methods for all awards                    536                      17                  2,182                112
                                                 -------------          -------------            ------------       -------------


Net income (loss) - pro forma                    $        (462)          $       4,036          $     (48,135)     $       8,799
                                                 ==============          =============          ==============     =============


Earnings (loss) per share - as reported
    Basic earnings (loss) per share              $        0.01           $        0.81          $       (6.25)     $        1.80
                                                 ==============          =============          ==============     =============

    Dilutive earnings (loss) per share           $        0.01           $        0.74          $         (**)     $        1.65
                                                 ==============          =============          ==============     =============



Earnings (loss) per share - pro forma
    Basic earnings (loss) per share              $       (0.05)          $        0.81          $       (6.54)     $        1.77
                                                 ==============          =============          ==============     =============

    Dilutive earnings (loss) per share           $         (**)         $         0.74          $         (**)     $        1.62
                                                 ==============          =============          ==============     =============



               **Not presented herein since effect is antidilutive

STARCRAFT CORPORATION

June 27, 2004


Note 11. Operating Segment Information

          The Company's principal business is the supply of the OEM Automotive Industry. The Company's previously reported Automotive Parts and Products segment no longer meets the quantitative thresholds for separate disclosure as set forth in SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."


Note 12. Warranty Expense

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STARCRAFT CORPORATION
--------------------------------------------------------------------------------
                              RESULTS OF OPERATIONS
               Comparison of the three months ended June 27, 2004
                  (Third Quarter Fiscal Year 2004) to the three
           months ended June 29, 2003 (Third Quarter Fiscal Year 2003)
--------------------------------------------------------------------------------

Net sales for the quarter ended June 27, 2004 decreased $17.0 million to $45.1 million from $62.1 million for the quarter ended June 29, 2003. Our Canadian second stage facility experienced a significant slowdown and accounted for $16.6 million of the $17.0 sales decline, while New Jersey declined $4.2 million due to the previously announced expiration of a second stage program. Shreveport operations were significantly favorable to prior year levels due to the effects of a new second stage program while our Haslet, Texas facility declined 19% due to an interruption in the supply of vehicles from the OEM, as well as softness in the overall automotive market and OEM large sport utility vehicle sales during the third quarter. Parts distribution sales increased 38% to $9.3 million due to sales generated from the new wheel distribution program. H2 parts sales, which are included in the parts distribution totals, declined 10% which is consistent with the decline of H2 vehicle sales. Sales relating to businesses acquired in fiscal 2004 were $4.1 million, including Wheel to Wheel sales of $1.1 million and $2.1 million in sales from our Canadian paint facility. These partially offset the above shortfalls.

Gross profits decreased to $5.1 million for the quarter ended June 27, 2004. This was down $10.1 million from $15.2 million for the quarter ended June 29, 2003. Gross profit was adversely affected by several factors, most notably the profit impact of a $29.0 million decline in second stage manufacturing sales compared to third quarter of fiscal 2003. Impact on gross margin due to this decline approximates $9.0 million. We also incurred one-time charges associated with the New Jersey shutdown and costs associated with an interruption in the supply of chassis to our Haslet facilities. Impact of these issues on gross profit was $1.5 million. We did have improved sales in the Parts distribution business and our Shreveport facility; however, the $4.1 million in sales relating to businesses acquired in 2004 did not generate any gross profit.

Selling and promotion expenses were $0.8 million for the third quarter of 2004 compared to $0.5 million for the fiscal 2003 quarter. Selling expenses associated with recent acquisitions were $0.2 million and accounted for most of the increase. General and administrative expenses were $3.7 million, consistent with the third quarter of fiscal 2003. General and administrative expenses associated with recent acquisitions were $0.4 million, while prior year expenses include a $1.3 million currency transaction gain on material purchases in our Canada facility. Excluding the impact of these two items, general and administrative expense declined $1.7 million, due mostly to lower incentive compensation.

Amortization attributable to the intangible assets booked during the merger with Wheel to Wheel was $.5 million during the third quarter of fiscal 2004.

Interest expense was $0.2 million in the third quarter versus $0.1 million during the third quarter of fiscal 2003. Higher borrowings during the quarter caused the increase and were slightly offset by favorable interest rates. Sales relating to businesses acquired in fiscal 2004 were $4.1 million, included Wheel to Wheel sales of $1.1 million and $2.1 million in sales from our Canadian paint facility. These partially offset the above shortfalls.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

STARCRAFT CORPORATION
--------------------------------------------------------------------------------
                              RESULTS OF OPERATIONS
                Comparison of the nine months ended June 27, 2004
                  (Third Quarter Fiscal Year 2004) to the nine
           months ended June 29, 2003 (Third Quarter Fiscal Year 2003)
--------------------------------------------------------------------------------

Net sales for the nine months ended June 27, 2004 decreased $21.1 million to $128.1 million, from $149.2 million for fiscal 2003. The Canadian second stage program account for $16.9 million of the sales decline as volume in this facility has slowed significantly. The New Jersey facility declined $7.7 million in sales attributable to expiration of a second stage program, while our Louisiana facility is $2.0 million behind 2003 pace as the launch of a new second stage program has partially offset the expiration of another second stage program. Parts distribution sales declined $2.3 million due to declines in our H2 parts sales as retail sales levels fell off the previous years pace. Partially offsetting this decline was $6.7 million dollars in wheel sales which was a new program in fiscal 2004. Sales relating to acquisitions accounted for $9.3 million during the nine months ended June 27, 2004.

Gross profit for the nine months ended June 27, 2004 was $18.4 million, compared to $34.5 million for the comparable period of fiscal 2003. The decline in second stage manufacturing revenue had significant impact on our gross profit. Second stage revenue on a nine month basis has declined $32 million from fiscal 2003 to fiscal 2004. Also, sales related to businesses acquired in 2004 totaled $9.3 million and did not contribute any gross profit.

Selling and Promotion expenses were $2.1 million for the nine months ended June 27, 2004 versus $1.4 million for the comparable period of fiscal 2003. Higher marketing costs for new business development and selling and promotional expenses associated with recent acquisitions of $0.4 million caused the increase. General and Administrative expense was $12.4 million for the nine months ended June 27, 2004 versus $12.2 million for the comparable period of fiscal 2003. General and administrative expenses relating to recent acquisitions were $0.9 million for the nine months ended June 27, 2004, while prior year expenses include a $1.3 million currency transaction gain previously discussed. Excluding these two items, general and administrative expenses declined from $13.5 million in fiscal 2003 to $11.5 million in fiscal 2004 due largely to lower incentive compensation and prototype expenses.

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

The Company provided updates on the status of our OEM programs in the Company's Annual Report on Form 10-K for the year ended September 28, 2003. Since that time, the second stage program at the New Jersey facility has been terminated earlier than expected. This program accounted for 8% of fiscal 2003 sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

STARCRAFT CORPORATION
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Funds available from operations and under the Company's revolving credit agreements were adequate to finance operations and provide for capital expenditures during the three months ended June 27, 2004. Long-term debt was $29.6 million at June 27, 2004 compared to $9.1 million at September 28, 2003.

Operations utilized $12.4 million in cash during the first nine months of fiscal 2004, compared to generating $10.8 million of cash during the first nine months of fiscal 2003. Trade receivables, exclusive of the effects of acquisitions, were $0.4 million lower than September 28, 2003 levels. Inventory levels, exclusive of the effects of acquisitions were $5.2 million higher than September 28, 2003 levels. Wheel inventory associated with the new wheel program was $1.5 million while Shreveport inventory increased $0.8 million due to the launch of a new supply program. Other receivables and tooling development and reimbursement engineering services increased $3.1 million during the first nine months of 2004 due to investment in potential new sales programs and timing of tooling and engineering reimbursement from customers. Accrued expenses at June 27, 2004, exclusive of the effects of acquisitions, were $4.5 million lower than September 28, 2003, and were reflective of $3.1 million in Canadian tax payments and $2.5 million in incentive compensation payments. Distributions totaling $7.5 million were also made to our partner in Tecstar prior to the merger on January 16, 2004. Capital expenditures, exclusive of the effects of acquisitions, totaled $3.8 million during the first nine months of fiscal 2004. Major items included tooling expenditures for aftermarket parts of $0.8 million, $0.4 million for leasehold improvements in our Texas facility, and tooling expenditures of $1.5 million.

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

Effective July 13, 2004, Starcraft Corporation completed the private placement of $15 million of unsecured senior subordinated convertible notes. The notes were placed with accredited investors in a transaction exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) of the Securities Act, and Regulation D thereunder. The notes bear interest at 8.5% and mature in July 2009 with semi-annual interest payments payable on January 1 and July 1 of each year, commencing January 1, 2005. The payments can be made in either cash or stock, to be determined at Starcraft's discretion. The notes are convertible at the option of the holder, subject to certain conditions, in whole or in part, into shares of Starcraft's common stock at a 25% premium to the previous five-day average closing price of Starcraft's stock price as of July 12, 2004.

Starcraft has agreed to file within 60 days after closing a registration statement under the securities Act of 1933 to register the shares of its common stock issuable upon conversion of the notes for potential resale by noteholders. Starcraft paid a placement fee of $245,000 and an origination fee of $225,000 in respect of this issuance. The funds were used to pay down the revolver. Available funds on the revolving line of credit, subject to borrowing base limitations, approximated $17 million after pay down of the revolver with the convertible notes proceeds.

The Company believes the additional capital provided by the convertible notes proceeds will better align its long term growth initiatives with capital not subject to borrowing base fluctuations, enhancing management's flexibility in addressing long and short term capital and liquidity needs as they arise. The Company believes the additional flexibility provided by the convertible notes together with borrowings available under revolving credit facilities will be sufficient to satisfy its liquidity requirements, and growth initiatives through 2005.

INCOME TAXES

At this time, the Company does not have U.S. federal income tax expense due to a reserve on existing deferred tax assets, which exists primarily due to operating loss carryforwards. The Company is incurring certain state taxes.

As the operating loss carryforwards are utilized, the Company will begin recording U.S. federal income taxes, along with Canadian and state taxes. At June 27, 2004, the operating loss carryforwards were approximately $0.3 million.

MANUFACTURING AND OPERATING TRENDS

The supply program in Shreveport ended during the fourth quarter of fiscal 2003. The Company had minimal sales for this program during the first six months of 2004 compared to $6.1 million during the first six months of fiscal 2003. A new supply program started during the third quarter of fiscal 2004 which returned the Shreveport facility to profitability, and should continue at this pace fiscal 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

STARCRAFT CORPORATION
--------------------------------------------------------------------------------

MANUFACTURING AND OPERATING TRENDS - Continued

Supply programs in the New Jersey facility are ending in 2004. The Company plans to close this facility after the programs have ended, and anticipates a shutdown by September, 2004.

The Canadian facility operated at a loss for the nine months ended June 27, 2004 due to substantially reduced sales volume. Operating losses at this facility will continue to occur if sales volumes do not increase. We do not anticipate sales in the fourth quarter of fiscal 2004 to improve over current levels. Currently, the Company is working with its customer in attempts to increase sales at this location, and anticipates a return to profitability at this facility during fiscal 2005.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


STARCRAFT CORPORATION
--------------------------------------------------------------------------------

LONG-TERM CONTRACTUAL OBLIGATIONS:

The Company assumed long-term debt obligations totaling $3.6 million, and various operating lease obligations associated with the Wheel to Wheel acquisition. The Company also entered into Employment Agreements with the majority shareholders of Wheel to Wheel. Long-term contractual obligations as of June 27, 2004 are as follows:


                                                                       Payments due by period (in thousands)
                                                        -------------------------------------------------------------------
                                                         Total        Less than          1-3          3-5         More than
                                                                       1 Year           Years        Years         5 Years

Long-Term Debt Obligations                              $29,984        $   390        $ 27,287      $   693        $ 1,614

Operating Lease Obligations                             $12,700        $ 3,091        $  5,004      $ 2,212        $ 2,393

Employment Agreement Obligations                        $ 6,510        $ 2,610        $  3,000      $   900        $    --
                                                       --------        -------        --------      --------       -------
Total                                                   $49,194        $ 6,091        $ 35,291       $ 3,805       $ 4,007
                                                        =======        ========       ========       ========      =======


Effective July 13, 2004, the Company incurred $15 million in additional long-term debt in the form of senior subordinated convertible notes, due 2009. Proceeds were used to reduce bank debt under the revolving credit facility. The foregoing presentation of long-term contractual obligations at June 27, 2004, adjusted to give effect to such transaction, appears below.



                                                                       Payments due by period (in thousands)
                                                        -------------------------------------------------------------------
                                                         Total        Less than          1-3          3-5         More than
                                                                       1 Year           Years        Years         5 Years

Long-Term Debt Obligations                              $29,984        $   390        $ 12,287      $    693       $16,614

Operating Lease Obligations                             $12,700        $ 3,091        $  5,004      $  2,212         2,393

Employment Agreement Obligations                        $ 6,510        $ 2,610        $  3,000      $    900       $    --
                                                       --------        -------        --------      --------       -------
Total                                                   $49,194        $ 6,091        $ 20,291      $  3,805        19,007
                                                        =======        ========       ========      ========       =======

STARCRAFT CORPORATION
--------------------------------------------------------------------------------


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISKS

          There have been no material changes from the information provided in the Company's annual report on Form 10-K for the year ended September 28, 2003.



ITEM 4. CONTROLS AND PROCEDURES

          Starcraft carried out an evaluation, under the supervision and with the participation of Starcraft's management, including Starcraft's Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Starcraft's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that, at June 27, 2004, Starcraft's disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information relating to Starcraft (including its consolidated subsidiaries) required to be included in Starcraft's periodic SEC filings.

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures during the Company's last fiscal quarter, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

          Effective July 13, 2004, Starcraft Corporation completed the private placement of $15 million of unsecured senior subordinated convertible notes. The notes were placed with accredited investors in a transaction exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) of the Securities Act, and Regulation D thereunder.

          The notes bear interest at 8.5% and mature in July 2009 with semi-annual interest payments payable on January 1 and July 1 of each year, commencing January 1, 2005. The payments can be made in either cash or stock, to be determined at Starcraft's discretion. The notes are convertible at the option of the holder, subject to certain conditions, in whole or in part, into shares of Starcraft's common stock at a 25% premium to the previous five-day average closing price of Starcraft's stock price as of July 12, 2004.

          Starcraft has agreed to file within 60 days following closing a registration statement under the securities Act of 1933 to register the shares of its common stock issuable upon conversion of the notes for potential resale by noteholders. Starcraft paid a placement fee of $245,000 and an origination fee of $225,000 in respect of this issuance.


Item 6. Exhibits and Reports on Form 8-K

          (a)  The following exhibits are filed with this report:


               Exhibit 4.1 - Convertible Senior Subordinated Note Purchase Agreement among Starcraft Corporation and certain purchasers, dated July 12, 2004, incorporated by reference to Exhibit 4.1 to the registrant's current report on Form 8-K filed July 14, 2004.

               Exhibit 10.1 - Amended and Restated Employment Agreement, dated as of May 4, 2004, between Starcraft Corporation and Michael H. Schoeffler.

               Exhibit 10.2 - Employment Agreement, dated as of May 24, 2004, between Starcraft Corporation and Joseph E. Katona, III.

               Exhibit 31.1 - Certification by Co-Chief Executive Officer required by Rule 31a-14(a) or 15d-14(a)

               Exhibit 31.2 - Certification by Co-Chief Executive Officer required by Rule 31a-14(a) or 15d-14(a)

               Exhibit 31.3 - Certification by Chief Financial Officer required by Rule 31a-14(a) or 15d-14(a)

               Exhibit 32- Certification required under Section 1350

          (b) (i) The Company filed a report on Form 8-K/A on April 1, 2004, to provide audited financial statements of Wheel to Wheel, Inc. and updated pro forma financial information.

               (ii) The Company  filed a report on Form 8-K on April 1, 2004, to report an impairment of the goodwill associated with its acquisition of Wheel to Wheel, Inc.

               (iii)The  Company  filed a report  Form  8-K on July 14,  2004 to report the private placement of $15 million of convertible senior subordinated notes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 STARCRAFT CORPORATION
                                                      (Registrant)



August 11, 2004                                  By: /s/ Joseph E. Katona, III
                                                     ---------------------------
                                                     Joseph E. Katona, III
                                                     Chief Financial Officer