Form 10-K
period 2004-10-03
STARCRAFT CORP /IN/
filed 2004-12-17
CIK 906473

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 3, 2004.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File number: 0-22048

STARCRAFT CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	34-1817634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 1903, 1123 South Indiana Avenue, Goshen, Indiana 46526

(Address of principal executive offices)

Registrant’s telephone number, including area code: (574) 534-7827

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value

Common Share Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated, filer (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the issuer’s voting common stock held by non-affiliates, as of October 3, 2004, was $31,135,000.

The number of shares of the registrant’s common stock, without par value, outstanding as of December 1, 2004, was 8,968,691 shares.

Documents Incorporated by Reference

Document	Part of Form 10-K into Which the Document is Incorporated
None.

STARCRAFT CORPORATION

Form 10-K

PART I

ITEM 1. BUSINESS

OVERVIEW

Starcraft Corporation, an Indiana corporation founded in 1990, including Tecstar, LP, Tecstar Manufacturing Canada Limited, and Wheel to Wheel, LLC (the “Company” or “Starcraft”), is a second-stage manufacturer of motor vehicles, primarily pick-up trucks and sport utility vehicles. The business also has engineering and design capabilities for concept vehicles, and distributes automotive accessories through a dealer network. The Company became a public company in July 1993, and its shares are currently trading on the NASDAQ SmallCap Market under the ticker symbol “STCR.”

BACKGROUND

Starcraft traces its name to 1903 when Star Tank Company was founded in Goshen, Indiana as a maker of metal farm equipment, then became a leading manufacturer of aluminum boats and recreational vehicles and, finally, led the automotive conversion industry by producing luxury van conversions for middle and upper income consumers. In January 1991, the Company purchased certain of the assets of the automotive and recreational vehicle divisions, including intellectual property, from a group of companies in a consolidated bankruptcy proceeding. Starcraft simultaneously sold the recreational vehicle assets to a third party.

In July 1994, a Starcraft subsidiary acquired substantially all of the assets of Imperial Industries, Inc., another conversion vehicle manufacturer. In February 1997, another Starcraft subsidiary purchased the assets of National Mobility Corporation in Elkhart, Indiana, a manufacturer of vehicles for the mobility impaired. In February 1998, a Starcraft subsidiary started manufacturing and marketing commercial shuttle buses. In May 2001, the Starcraft subsidiary sold its van conversion business, and in August 2001, the other Starcraft subsidiary sold the bus and mobility business. The results of the sale of these two businesses are recorded in the Company’s financial statements as discontinued operations in fiscal 2001.

In October 1998, the Company, with a partner, Wheel to Wheel, Inc. (“Wheel to Wheel”), started an OEM Automotive Supply business now known as Tecstar, L.P. The primary purpose of this business is to provide final exterior and interior assemblies on vehicles directly to the OEM automobile manufacturers. In May 2002, Starcraft and Wheel to Wheel started Tecstar Manufacturing Canada Limited (“Tecstar Canada”), an OEM Automotive Supply business similar to Tecstar, L.P. We refer to Tecstar, L.P. and Tecstar Canada collectively as “Tecstar.” In October 2003, the Company, along with Wheel to Wheel, started Tarxien Automotive Products Limited (“Tarxien”), an OEM compliant painting and plastic injection molding business.

In January 2004, the Company acquired Wheel to Wheel, its partner in Tecstar and Tarxien. As a result, the Company owns directly or indirectly 100% of the equity interests in Tecstar and Wheel to Wheel.

SUBSEQUENT EVENT

On November 23, 2004, the Company entered into an Agreement and Plan of Merger whereby Quantum Fuel Systems Technologies Worldwide Inc. (“Quantum”) will acquire all of the outstanding shares of Starcraft Corporation in a tax-free stock-for-stock exchange valued at approximately $185 million at announcement, including the assumption of debt and other consideration. Under the terms of the definitive Agreement and Plan of Merger, each Starcraft shareholder will receive 2.341 shares of Quantum common stock for every share of Starcraft common stock. Refer to Item 7 for additional detail regarding this proposed merger.

BUSINESS

In 1998, the Company started a new operation with Wheel to Wheel to supply conversion vehicle type products directly to OEM automotive customers as a Tier 1 automotive supplier named Tecstar. In 2002, the

Company invested in a similar operation in Tecstar Canada, Oshawa, Ontario, Canada with Wheel to Wheel. In January 2004, the Company acquired Wheel to Wheel and now directly or indirectly owns 100% of Tecstar. Tecstar’s business is OEM automotive supply and is the primary driver of the Company’s financial results. All of Tecstar’s OEM Automotive Supply sales in 2004, 2003 and 2002 were to General Motors Corporation (“GM”) and its subsidiaries.

Tecstar’s strategy is to provide OEM’s with faster time to market, less costly, high quality exterior and interior appearance packages. At October 3, 2004, Tecstar operated four manufacturing facilities in close proximity to the OEM vehicle assembly plants. Each facility is QS 9001 registered. Tecstar also operates a parts distribution operation supplying parts for the H2 Hummer to OEM dealers, and wheels for trucks and SUV’s to OEM dealers.

Tecstar receives vehicle chassis from the OEM and adds certain appearance items such as ground effects, wheels and badging. Chassis are provided by the OEM on a drop-ship basis and are not included in the sales of the Company. After completing the final appearance assembly work, the vehicles are placed back into the normal OEM distribution stream. The vehicles carry the full OEM warranty and are marketed directly by the OEM through its dealerships. Tecstar engineers and validates the products to OEM standards. Programs range from two to five years and are backed by contractual agreements with the OEM. A summary of contract lengths and sales is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of this report. Tecstar provides a limited warranty of its products to the OEM, which is substantially the same as the OEM warranty provided to the OEM’s retail customers.

The major domestic market for Tecstar’s products is highly competitive. Competition is based primarily on price, product engineering and performance, technology, quality and overall customer service, with the relative importance of such factors varying among products. Tecstar’s global competitors include a large number of other well-established independent manufacturers.

The Company’s sales are directly impacted by the size of the automotive industry and GM’s market share. Further, GM periodically reduces production or closes plants for several months for model changeovers. During the fourth quarter of fiscal year 2000 and continuing into the second quarter of fiscal 2001, one of the Company’s manufacturing facilities was substantially shut down as a result of a GM vehicle model changeover. This adversely affected the Company’s 2000 and 2001 financial results. The facility was back in production in the third quarter of fiscal 2001. Accordingly, a decline in sales in the automotive market or in GM’s automotive sales, or production cutbacks and plant shut downs for model changeovers by GM, could have an adverse impact on the Company’s sales and profits. Sales are subject to long-term contracts with GM, which, at its option, may extend or reduce the terms of such contracts depending upon market conditions and chassis manufacturing plans. Continued sales and growth of this segment is subject to the Company’s ability to continue to satisfactorily perform and to obtain such contracts over time.

At October 3, 2004, Tecstar’s backlog of firm orders was $4.8 million compared with a backlog of $4.3 million at September 28, 2003. The increase in backlog is primarily due to the addition of the Ontario, Canada operation in 2003. Tecstar utilizes an internal sales force and independent manufacturer representatives to market and sell its services.

PATENTS AND TRADEMARKS

Other companies have manufactured conversion vehicles, boats, motor homes and other recreational vehicles under the name “Starcraft.” In 1991 Starcraft acquired certain of the assets of the van conversion business, and recreational vehicle business, from a group of companies in a consolidated bankruptcy proceeding. The sale included intellectual property rights. Starcraft immediately sold the recreational vehicle assets to an unrelated RV company. Prior to the 1991 sale to Starcraft, another corporation in the boating industry had purchased marine business assets and related intellectual property, and independently registered the “Starcraft”

mark and related trademarks for use with boats and marine products. Starcraft has no control over the quality of boats produced and sold under the “Starcraft” mark. Starcraft retains ownership of “Starcraft” and related registered marks for use with automotive products, recreational vehicle products, conversion vans, shuttle buses and mobility vans. It licenses the use of the “Starcraft” brand to the owners of the Starcraft RV business, as well as the owners of the former conversion vehicle and bus and mobility businesses. While license agreements reserve some control over the quality of licensees’ products, Starcraft does not have control over a licensee’s business operations. The amended license agreement for the owner of the conversion vehicle business requires payment of a license fee of $100 for each conversion vehicle unit sold for the calendar year 2005, and thereafter, provided, however, for calendar years 2007 and 2008 a guaranteed minimum license fee of $146,500 for year 2007 and $70,700 for 2008 shall be due.

MANUFACTURING

OEM second stage manufacturing facilities have been established in Louisiana, Texas and New Jersey in the United States and in Oshawa, Ontario, Canada. The New Jersey facility will be shutdown the first quarter of fiscal 2005. All facilities are located near GM assembly plants. Tecstar also has an engineering center, corporate office and parts distribution operations near Detroit, Michigan. In addition, Tecstar operates a tooling and plastics manufacturer in Rochester Hills, Michigan and a paint and injection plastics molder in Ontario, Canada. Wheel to Wheel operates an administrative, engineering and concept vehicle development facility in Troy, Michigan and also has a powertrain facility in Madison Heights, Michigan.

Substantially all components for the business are purchased from outside suppliers. The Company does supply various painted parts and plastic parts internally from its Canadian paint facility and its plastics manufacturer in Rochester Hills. The primary raw material used in the components is plastic, which the Company believes is readily available from several sources. One of Tecstar’s primary plastics vendors has experienced some financial difficulties. To date, minimal supply problems have been encountered. However, to mitigate any potential supply disruptions, Tecstar has established relationships with additional suppliers. The Company’s products are generally produced to firm orders and are designed and engineered by the Company. However, from time to time the Company may experience delays in delivery of certain components or materials from suppliers.

SAFETY AND REGULATION

The manufacture, distribution and sale of the Company’s products are subject to governmental regulations in the United States at the federal, state and local levels. The most extensive regulations are promulgated under the National Traffic and Motor Vehicle Safety Act, which, among other things, empowers the National Highway Traffic Safety Administration (“NHTSA”) to require a manufacturer to remedy certain “defects related to motor vehicle safety” or vehicles that fail to conform to all applicable federal motor vehicle safety standards.

Federal Motor Vehicle Safety Standards are promulgated by the NHTSA. Many of the Company’s components are affected by these standards. The Company engages various testing companies, which also perform testing for NHTSA, to test certain of the Company’s components. The Company believes that its components subject to these standards meet or exceed applicable standards. Promulgation of additional safety standards in the future could require the Company to incur additional testing and engineering expenses which could adversely affect the Company’s results of operations. NHTSA can require automotive manufacturers to recall products. The Company has not experienced any material recalls.

The Company’s international sales are subject to foreign tariffs and taxes, changes in which are difficult to predict and which can adversely affect sales. Starcraft’s products must also comply with government safety standards imposed in its foreign markets.

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

Like other automotive manufacturers, the Company may be subject to claims that its products caused or contributed to damage or injury sustained in vehicle accidents or may be required to recall products deemed to contain defects related to motor vehicle safety. Any such claims in excess of the Company’s insurance coverage or material product recall expenses could adversely affect the Company’s financial condition and results of operations.

EMPLOYEES

As of October 3, 2004, the Company employed 601 people. Of these, 434 were production line associates and 167 were salaried sales, engineering and administrative staff. In addition to its employee personnel, Tecstar utilized 91 contract laborers in its plants. During peak production periods, the Company may increase its work force. Historically, the available labor force has been adequate to meet such periodic requirements. The Company considers its relationships with its personnel to be satisfactory.

ITEM 2. PROPERTIES

The following table summarizes the Company’s properties as of October 3, 2004:

Location	Size of Facility	Owned or Leased	Lease Term Remaining	Type of Operation
Goshen, Indiana	5,000 s.f.	Leased	5 Years	Executive and Administrative Offices

Goshen, Indiana	10,000 s.f.	Owned	N/A	Parts warehouse, Offices and Manufacturing

Shreveport, Louisiana	38,000 s.f.	Leased	4 Years	Manufacturing and Assembly

Haslett, Texas*	200,000 s.f.	Leased	3 Years	Manufacturing and Assembly

Bridgewater, NJ	38,000 s.f.	Leased	Month-to-Month	Manufacturing and Assembly

Madison Heights, MI	40,000 s.f.	Leased	2 Years	Offices, Engineering and Production Development

Livonia, MI	25,000 s.f.	Leased	3 Years	Parts Warehouse and Offices

Oshawa, Ontario, Canada	79,000 s.f.	Leased	8 Years	Manufacturing and Assembly

Rochester Hills, MI	24,000 s.f.	Leased	5 Years	Tooling and RIM plastics manufacturing

Vaughan, Ontario, Canada	67,000 s.f.	Leased	3 Years	Paint and injection molding manufacturing

Walled Lake, MI	20,000 s.f.	Leased	2 Years	Engineering and specialty car manufacturing

Troy, MI	45,000 s.f.	Owned	N/A	Engineering, administration and concept vehicles

Madison Heights, MI	50,000 s.f.	Leased	6 Years	Engine assembly and modification

Troy, MI	13,000 s.f.	Leased	1 Year	Engineering services

*	The Haslett, Texas lease is ten years with an option to cancel at five years.

ITEM 3. LEGAL PROCEEDINGS

The Company does not anticipate that any pending legal proceeding to which it is party will have any material adverse effect on its financial condition or results of operations. The Company maintains product liability insurance which it currently considers adequate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Starcraft’s common stock is quoted on the NASDAQ SmallCap Market. As of October 3, 2004, there were 53 shareholders of record of Starcraft’s common stock. The Company believes its shares are owned beneficially by approximately 2,287 beneficial owners.

The following table sets forth the high and low daily sales prices for Starcraft common stock for the periods indicated as quoted on the NASDAQ.

Quarter Ended	High	Low
December 29, 2002	$7.62	$5.76
March 30, 2003	12.73	5.62
June 29, 2003	23.76	8.66
September 28, 2003	37.30	17.62
December 28, 2003	41.90	24.84
March 28, 2004	34.76	12.17
June 27, 2004	15.92	9.43
October 3, 2004	13.93	7.01

Dividend Policy. During the second quarter of fiscal 2004, the Company declared and issued a 5% common stock dividend. As a result, the Company issued 421,539 additional shares of common stock. The Company has paid no cash dividends since its initial public offering. The Company currently intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying cash dividends on Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will be dependent, among other things, upon earnings, capital requirements, any financing agreement covenants and the financial condition of the Company.

Anti-Takeover Provisions. Indiana law and the Company’s Articles of Incorporation and Code of By-laws contain provisions that restrict the acquisition of control of the Company. Such provisions can affect the rights of shareholders acquiring substantial interests in the Company’s shares. For example, a shareholder who acquires more than 10% of the Company’s shares without prior board approval will be limited in the timing and terms of any transaction it may enter into with the Company and will be subject to related provisions.

SHAREHOLDER RIGHTS PLAN

In August 1997, the Company adopted a Shareholders Rights Plan issuing one right for each outstanding share of common stock. Each right entitles the registered holder to purchase from the Company one share of common stock at $15 per share, subject to adjustment. The rights become exercisable if a person or group (other than certain related persons) acquires or announces a tender offer for prescribed percentages of the Company’s shares or is declared an “adverse person” by the Company’s Board of Directors. In these events, each right holder may purchase shares with a value equal to twice the exercise price. Furthermore, if the Company engages in certain mergers or similar business combinations a right holder may purchase shares of the acquiring company with a value of two times the purchase price of the right. The rights expire on August 12, 2007.

On November 23, 2004, the Company amended the Rights Plan so that it will not apply to the transaction with Quantum.

SALES OF UNREGISTERED SECURITIES

The Company had no sales of unregistered securities that have not been reported previously.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes the number of shares issuable under Starcraft’s equity compensation plans, the weighted-average exercise price and the number of shares available for issuance, as of October 3, 2004.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price for outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	832,299	$8.88	71,678

Equity compensation plans not approved by security holders(2)	1,102	1.36	26,000

Total	833,401	$8.87	97,678

(1)	The foregoing information is provided for previously approved plans before giving effect to proposed amendments presented herein for approval at the annual meeting. Of such shares, (i) 159,311 options remained exercisable at year-end under the 1993 Incentive Plan, but no further awards may be made under that plan; (ii) 672,988 options were outstanding at year-end under the 1997 Incentive Plan, and an additional 71,678 shares are currently available for issuance thereunder, either as options or as awards of shares, as described above; and (iii) up to 30,000 additional shares may be awarded to directors under the Directors Share Plan, under which directors are permitted to receive shares of stock in lieu of current or deferred fees for board service.
(2)	The only equity compensation plan not approved by shareholders is the Starcraft Corporation Sales Representatives Option Plan which provides for the issuance of options for restricted shares to certain independent sales representatives of Starcraft.

ITEM 6. SELECTED FINANCIAL DATA

(dollars in thousand, except per share data)	Year Ended
	October 3, 2004		Sept. 28, 2003	Sept. 29, 2002	Sept. 30, 2001		Oct. 1, 2000
Income Statement Data
Net Sales:
Domestic		$173,210	$191,401	$104,422		$48,647		$75,176
Export		193	701	262		287		139
Total Net Sales		173,403	192,102	104,684		48,934		75,315

Cost of Goods Sold		150,339	147,835	79,748		38,184		56,719
Gross Profit		23,064	44,267	24,936		10,750		18,596
Operating Expenses		19,091	19,163	15,515		9,898		8,336
Goodwill Impairment		47,900	—	—		—		—
Amortization of Intangibles		1,440	—	—		—		—
Compensation Expense From Warrant and Option Redemption		—	—	2,096		—		—
Operating Income (Loss)		(45,367)	25,104	7,325		852		10,260

Interest Expense		(940)	(457)	(476)		(547)		(864)
Other, Net		—	33	589		293		82

Income (Loss) Before Minority Interest and Income Taxes		(46,307)	24,680	7,438		598		9,478

Minority Interest		610	10,832	4,087		70		4,918

Income Tax Expense (Credit)		(1,897)	2,060	388		26		379

Income from Continuing Operations		(45,020)	11,788	2,963		502		4,181

Loss from Discontinued Operations		—	—	—		(3,679)		(8,528)

Net Income (Loss)		$(45,020)	$11,788	$2,963		$(3,177)		$(4,347)

Weighted Average Common Shares Outstanding (a)		7,772	4,975	4,770		4,680		4,646

Basic Earnings (Loss) Per Share (a)		$(5.79)	$2.37	$0.62		$(0.68)		$(0.93)

Diluted Earnings (Loss) Per Share (a)	$	(b )	$2.14	$0.52	$	(b )	$	(b )

Balance Sheet Data
Working Capital		$20,447	$21,959	$9,066		$2,040		$2,165
Total Assets		151,361	58,730	39,092		22,010		34,994
Long-Term Debt		18,854	9,148	12,704		8,092		9,957
Shareholders’ Equity (Deficit)		102,981	12,640	331		(2,703)		77
Book Value per Share		11.48	2.51	0.07		(0.58)		0.02

(a)	Retroactively adjusted for 5% stock dividends issued in March 2003 and March 2004.
(b)	Not presented herein since effect is antidilutive.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated statements of income summarize operating results for the last three years. This section of Management’s Discussion highlights the main factors affecting the changes in operating results during the three-year period.

2004 VERSUS 2003

(Dollars in Thousands)

	2004		2003		2003 to 2004 Change
Net sales	$173,403	100.0%	$192,102	100.0%	(9.7)%
Cost of goods sold	150,339	86.7%	147,835	77.0%	1.7%
Gross profit	23,064	13.3%	44,267	23.0%	(47.9)%
Selling and promotion expenses	2,897	1.7%	1,866	1.0%	55.3%
General and administrative expenses	16,194	9.3%	17,297	9.0%	(6.4)%
Goodwill impairment	47,900	27.6%	—	—	—
Amortization of intangibles	1,440.8%		—	—	—
Operating income	(45,367)	(26.2)%	25,104	13.0%	(280.7)%
Interest expense	(940)	(.5)%	(457)	(.2)%	105.7%
Other income	—	—	33	0.0%	(100.0)%
Income before income taxes and minority interest	(46,307)	(26.7)%	24,680	12.8%	(287.6)%
Minority interest	(610)	(.4)%	(10,832)	(5.6)%	94.4%
Income tax (expense) benefit	1,897	1.1%	(2,060)	(1.1)%	192.1%

Net Income (loss)	(45,020)	(26.0)%	11,788	6.1%	(481.9)%

Net sales decreased $18.7 million and 9.7% to $173.4 million in 2004. Primary sales decreases were $11.2 million from the product discontinuance and closing of the New Jersey facility and $23.4 million from product demand reductions in our Canadian facility. These declines were partially offset by increased sales of $13.6 million from businesses acquired in 2004. Businesses acquired in 2004 include Wheel to Wheel, Tarxien and Classic Design Concepts, Inc. (“Classic Design”), which are further described later in this section. Our Shreveport facility increased sales by 27.9% due to a new product introduction while the Texas facility sales decreased 2.2% primarily due to softness in the overall sport utility vehicle market. Parts distribution sales increased 7.4% to $30.5 million due to sales generated from the new wheel distribution program. H2 parts sales, which are included in parts distribution sales, declined 27.8%, which is consistent with the decline of the overall H2 vehicle market, which reported a decrease in sales of 23.9% and the elimination of two high volume parts. Fiscal 2004 consisted of 53 weeks of activity versus 52 weeks in fiscal 2003.

Gross profit decreased from $44.3 million (23.0% of sales) to $23.1 million (13.3% of sales) in 2004. In addition to the effect from lower sales at the New Jersey and Canadian facilities, gross profit was adversely affected by minimal gross profit generation from businesses acquired in 2004, and a temporary interruption in the supply of chassis to the Texas facility. Gross profit as a percentage of sales also decreased in 2004 due to increased product mix of the parts distribution business, which carries a lower margin than the second stage manufacturing sales. Total second stage revenue declined by $45.8 million in 2004 compared to prior year levels.

Selling and promotion expenses increased to $2.9 million (1.7% of sales) in 2004 compared to $1.9 million (1.0% of sales) in 2003. Acquired businesses in 2004 accounted for $.5 million of the increase in selling and promotion expenses. Show and travel expense increased by $.5 million in 2004.

General administrative expenses decreased 6.4% to $16.2 million in 2004 due to reductions in employee incentive compensation, partially offset by increases in salaries and $1.2 million of additional general and administrative expenses associated with businesses acquired in 2004. General and administrative expenses as a percentage of sales in 2004 approximated 2003.

A goodwill impairment charge of $47.9 million was recorded during the second quarter of fiscal 2004 related to the Company’s acquisition of Wheel to Wheel, its partner in Tecstar. According to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” purchase accounting guidelines applied to this non-cash transaction. Goodwill generated from the transaction was $125 million. This goodwill is not subject to amortization, but rather is tested annually for impairment per SFAS No. 142 “Goodwill and Other Intangible Assets.” The principal driver of this impairment test is the trading price of the Company’s shares at the time of testing for impairment. Due to a material decline in the trading price of the Company’s shares, the Company decided to perform its annual impairment test in the second quarter of fiscal 2004. Accordingly, a $47.9 million, non-cash charge was recorded.

Amortization expense attributable to intangible assets recorded in the Wheel to Wheel merger was $1.4 million in 2004.

Interest expense was $.9 million in 2004 compared to $.5 million in 2003 primarily due to higher borrowing levels. In addition, in the fourth quarter of 2004 the Company completed a $15 million private placement of unsecured senior subordinated convertible notes bearing interest at 8.5%, which is higher than the Company’s current revolving credit line interest rate.

Minority interest results from the Company owning 50% of Tecstar prior to the January 2004 merger with Wheel to Wheel. In 2003, Tecstar’s profits were much higher than 2004 levels resulting in a much higher minority interest.

Income tax benefit of $1.9 million in 2004 is attributable to federal tax refunds received from research and development credits and a $1.1 million deferred tax credit arising from the reversal of the valuation allowance recorded against certain deferred tax assets. See Note 7 of notes to consolidated financial statements for further information on income taxes.

Income tax expense for 2003 is comprised of state tax expense and Canadian tax on the profits of the Canadian operations, net of a $1.3 million deferred tax credit arising from the reduction of the valuation allowance for the NOL carryforward deferred tax asset. The Company did not record any U.S. federal income tax expense in 2004 and 2003 due to net operating loss tax carry forwards generated from losses in prior years.

2003 VERSUS 2002

(Dollars in Thousands)

	2003		2002		2002 to 2003 Change
Net sales	$192,102	100.0%	$104,684	100.0%	83.5%
Cost of goods sold	147,835	77.0%	79,748	76.2%	85.4%
Gross profit	44,267	23.0%	24,936	23.8%	77.5%
Selling and promotion expenses	1,866	1.0%	2,014	1.9%	(7.3)%
General and administrative expenses	17,297	9.0%	13,501	12.9%	28.1%
Compensation expense from redemption of warrants and options	—	—	2,096	2.0%	(100.0)%
Operating income	25,104	13.0%	7,325	7.0%	242.7%
Interest expense	(457)	(.2)%	(476)	(.5)%	(4.0)%
Other income	33	0%	589.6%		(94.4)%
Income before income taxes and minority interest	24,680	12.8%	7,438	7.1%	231.8%
Minority interest	(10,832)	(5.6)%	(4,087)	(3.9)%	165.0%
Income tax expense	(2,060)	(1.1)%	(388)	(.4)%	430.9%

Net Income	$11,788	6.1%	2,963	2.8%	297.8%

Net sales increased 83.5% to $192 million in 2003.

Sales increased $87.4 million in 2003, primarily due to an increase in demand for its products from its OEM customer, increased capacity expansion in the Texas facility resulting from increased product demand, the addition of the H2 parts program for the Hummer sport utility vehicle and the start-up of the Ontario, Canada program.

The increased sales generated $19.3 million more gross profit in 2003 compared to 2002 primarily due to the increased sales. Gross profit as a percentage of sales slightly decreased from 23.8% in 2002 to 23.0% in 2003 due to increased product mix of the H2 parts business, which carries a lower margin.

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

In 2002, the Company reached agreement to redeem and cancel 360,000 warrants and 500,000 options to purchase shares of common stock, previously issued to two individuals, both of whom are directors and one of whom is an officer of the Company, as incentive for their partial guarantee of the Company’s debt. The Company incurred a one-time expense of $2.1 million in 2002.

Other income in 2002 included $332 related to the cancellation of debt owed to a former vendor of the van conversion business.

Minority interest results from the Company owning 50% of the OEM Automotive Supply business. Income tax expense for 2003 is comprised of state tax expense and Canadian tax on the profits of the new operation in Canada, net of $1.3 million of deferred tax credit arising from the reduction of the valuation allowance for the NOL carryforward deferred tax asset. The Company did not record any U.S. federal income tax expense in 2003 due to net operating loss tax carry forwards generated from losses in prior years and the reduction in the valuation allowance for deferred tax assets. Income tax expense in 2002 was comprised only of state taxes, as the Canadian operation had not begun operations.

Federal income tax expense was impacted by the elimination of our deferred tax asset valuation allowance in 2003 by $1.3 million. This deferred tax asset, of which the majority is attributable to the $3.2 million dollars in NOL carryforwards at September 30, 2003, was fully reserved in previous years due to uncertainties in eventual recognition of the benefit of this asset. See Note 7 of notes to consolidated financial statements for further information on income taxes.

SEASONALITY AND TRENDS

The Company’s sales and profits are dependent on the automotive markets, primarily located in North America and one customer. The business may be influenced by a number of factors including OEM programs affecting price and supply, interest rates, gasoline prices, atypical weather for any sales region, OEM plant shutdowns and model year changeovers. Sales are dependent upon long-term contracts.

In the ordinary course of business, the Company has entered into multiple contracts of varying size and duration with General Motors (GM). At the end of these contracts, the Company seeks to replace the expiring contracts with similar contracts. However, the Company can provide no assurances it will be able to continue to do so in the future. To mitigate this potential exposure, the Company generally structures its facility leases and vendor supply contracts to correspond with the terms of its GM contracts. Due to the lack of availability of suitable buildings, the Oshawa, Ontario, Canada lease is ten years compared to a five year program life for the other plants.

The Company is currently largely dependent upon one customer and contractual agreements with this customer. The terms of the agreements are tied to the customer’s anticipated life of the vehicle chassis. Following is a summary of existing program lives and the percentage of 2004 sales attributable to each plant. The program lives are tied to contractual agreements, but may be shortened or extended based upon market conditions and chassis manufacturing plans at the option of the customer. Historically, the customer has continued programs upon the introduction of a new vehicle chassis, although the Company is not assured of receiving such new contracts.

Plant Location (a)	Estimated Program Life	Percentage of 2004 Sales
Shreveport, LA	Jul 2006	6.6%
Haslett, TX—Tahoe	Jan 2006	33.3%
Haslett, TX—Suburban	Jul 2006	23.7%
Livonia, MI	(b)	17.6%
Oshawa, Ontario, Canada	Jul 2007	6.0%

(a)	The Company’s plants typically have several different programs being manufactured on the same vehicle chassis.
(b)	Parts distribution. No determinable program life. The Company intends to continue to develop its parts distribution business.

The sales program related to the New Jersey facility ended in October 2004. Sales for this program accounted for 2.8% of the Company’s sales in fiscal year 2004.

A supply program in Shreveport ended during the fourth quarter of fiscal 2003. The Company had minimal sales for the Shreveport plant during the first six months of 2004 compared to $6.1 million during the first six months of fiscal 2003. A new supply program started during the third quarter of fiscal 2004, which returned the Shreveport facility to profitability, and should continue at this pace into fiscal 2005.

The Canadian facility operated at a loss for fiscal 2004 due to substantially reduced sales volume. Operating losses at this facility will continue to occur if sales volumes do not increase. We do not anticipate sales in the first quarter of fiscal 2005 to improve over current levels. Currently, the Company is working with its customer in attempts to increase sales at this location, and anticipates a return to profitability at this facility during fiscal 2005. Businesses acquired during the year incurred $2.8 million in operating losses in 2004. Results for these businesses are expected to improve in 2005.

ACQUISITIONS AND JOINT VENTURES

In January 2004, the Company and Wheel to Wheel Acquisition Company, LLC, an Indiana corporation and a wholly owned subsidiary of the Company (the “Acquisition Subsidiary”), consummated an Agreement and Plan of Merger (the “Merger Agreement”) with Wheel to Wheel and the shareholders of Wheel to Wheel (the “Shareholders”). The Merger Agreement provided for the acquisition of Wheel to Wheel by the Company pursuant to a merger of Wheel to Wheel with and into the Acquisition Subsidiary (the “Merger”), with the Acquisition Subsidiary surviving the Merger and continuing as a wholly owned subsidiary of the Company.

Wheel to Wheel owned 50% of Starcraft’s joint venture subsidiaries Tecstar, LP and Tecstar Manufacturing Canada Limited. As a result of the Merger, the Company owns directly or indirectly 100% of the equity interests in the Tecstar entities and Wheel to Wheel.

In the Merger, the Shareholders of Wheel to Wheel collectively received 3,550,000 shares of Starcraft common stock. The Company entered into employment and non-competition agreements with the three key executives of Wheel to Wheel. The merger agreement restricts transfer of the shares issued in the merger for two years, with provisions for up to approximately 500,000 shares in 2004 and 300,000 shares in 2005 to be available for sale without contractual restriction, subject to compliance with applicable securities laws and Company policy.

Wheel to Wheel provides design, engineering, validation and testing of automotives and automotive components and also manufactures show and specialty vehicles and pace cars.

Wheel to Wheel is the sole provider of engineering, design and validation services to Tecstar. Tecstar could be significantly harmed if Wheel to Wheel no longer provided these services. The merger of the Company and Wheel to Wheel enabled the Company to control this critical aspect of Tecstar’s business.

In addition, Wheel to Wheel generated incremental revenues of approximately $5 million in the specialty vehicle and automotive engineering markets in the Company’s fiscal year 2004.

The acquisition of Wheel to Wheel was treated as a purchase for financial reporting purposes. Accordingly, the purchase price was first allocated to the fair value of assets received, net of assumed liabilities. The remaining purchase price was then allocated to any identifiable intangible assets, which in this case, included a customer relationship and several supply contracts, with the remainder allocated to goodwill. The identifiable intangible assets, valued at $14.3 million, are being amortized to expense over the expected lives of the assets ranging from three to twenty years. Goodwill, approximating $125 million at acquisition, will not be amortized to expense, but will be evaluated annually for any impairment in the carrying value, and adjusted accordingly through the income statement. As previously discussed, the Company performed its annual review of goodwill impairment and recorded a $47.9 million, non-cash charge in the second quarter of fiscal 2004.

On July 13, 2004, the Company and IMPCO Technologies Inc. of Cerritos, California announced the formation of Powertrain Integration, LLC (“PI”). The new company will provide Powertrain integration, engineering expertise and production capabilities to satisfy the OEM need for low volume, on-highway vehicle applications. PI is owned 51% by Wheel to Wheel, a wholly owned subsidiary of Starcraft, and 49% by IMPCO. PI expects revenues to begin in calendar 2005.

In October 2003, Starcraft and Wheel to Wheel jointly acquired the assets of Tarxien in Ontario, Canada. Tarxien, with $6.6 million in sales in 2004, was acquired for its OEM-compliant, highly efficient horizontal paint line, and its plastic injection molding facilities that will further support Starcraft’s ongoing automotive aftermarket initiatives.

In November 2003, the Company acquired the assets of Classic Design of Walled Lake, Michigan. Classic Design provides design and engineering services, concepting and show car development for automotive OEMs, primarily Ford Motor Company. Classic Design also develops and markets aftermarket parts. Classic Design’s senior staff brings additional expertise in direct sales and corporate relationships. Classic Design contributed $1.8 million in sales in fiscal 2004.

The total purchase price of the assets, net of assumed liabilities, for Tarxien and Classic Design was $1.2 million.

In October 2004, the Company formed a 50-50 joint venture company with AM General LLC to provide second-stage manufacturing capabilities and design and engineering expertise for low volume OEM needs. The venture, named Amstar, will also offer a full line of aftermarket accessories to compliment the General Motors special equipment packages available for the HUMMER consumer.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated $7.7 million in cash in 2004 compared to $13.7 million in 2003. Cash generated in 2004 before working capital usage was $7.1 compared to generation of $24.4 million in 2003. Cash generated by reducing accounts receivable levels associated with the decline in sales was $3.0 million net of inventory increases associated with the wheel program, and net of reductions in accounts payables. Cash used for accounts receivable, inventories and accounts payable in 2003 to fund the sales growth was $6.7 million.

The Company invested $5.7 million in property and equipment during 2004 primarily attributed to leasehold improvements in the Texas plant, tooling to develop the aftermarket parts business and tooling and engineering projects.

In January 2004, the Company entered into a $30 million revolving credit agreement with its current lending institution, and a new lending institution, which matures on April 1, 2006. The facility was amended to accommodate the increased revolver needs associated with the Wheel to Wheel acquisition. Advances under the agreement are limited to a specific percentage of eligible receivables and inventories, subject to a maximum of $30 million. The advances bear interest subject to a pricing matrix with ranges of  3/4% below the prime rate to  1/4% above the prime rate dependent upon a ratio of funded debt to EBITDA. The revolver also contains a LIBOR based borrowing option with rates ranging from 150 to 250 basis points above Euro dollar rates, dependent upon the same calculation. Substantially all of the Company’s assets collateralize the borrowings.

As discussed in Note 6 of the notes to consolidated financial statements, the Company and its subsidiaries, have two bank lines of credit, which provide for $35 million of credit subject to borrowing base limitations of which $1 million was outstanding at October 3, 2004.

The Company, in relation to the acquisition of Wheel to Wheel, entered into employment contracts with three employees that among other things, allow for severance payments of two years worth of base salary for termination without cause. Obligations under these severance agreements total $1.8 million annually. The Company had previously entered into two employment contracts with two and five year terms, which among other things, have severance provisions totaling $2.8 million annually.

Effective July 13, 2004, Starcraft Corporation completed the private placement of $15 million of unsecured senior subordinated convertible notes. The notes were placed with accredited investors in a transaction exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) of the Securities Act, and Regulation D thereunder. The notes bear interest at 8.5% and mature in July 2009 with semi-annual interest payments payable on January 1 and July 1 of each year, commencing January 1, 2005. The payments can be made in either cash or stock, to be determined at Starcraft’s discretion. The notes are convertible at the option of the holder, subject to certain conditions, in whole or in part, into shares of Starcraft’s common stock at a 25% premium to the previous five-day average closing price of Starcraft’s stock price as of July 12, 2004.

Starcraft has filed a registration statement under the Securities Act of 1933 to register the shares of its common stock issuable upon conversion of the notes for potential resale by note holders. Starcraft paid a placement fee of $0.4 million and an origination fee of $0.2 million in respect of this issuance. The funds from the debt issuance were used to pay down the revolver. Available funds on the revolving line of credit, subject to borrowing base limitations, approximated $25 million at October 3, 2004. At December 14, 2004, available funds under the revolver line of credit are $20 million.

The Company believes the additional capital provided by the convertible notes proceeds will better align its long term growth initiatives with capital not subject to borrowing base fluctuations, enhancing management’s flexibility in addressing long and short term capital and liquidity needs as they arise. The Company believes the additional flexibility provided by the convertible notes together with borrowings available under revolving credit facilities and internally generated funds will be sufficient to satisfy its liquidity requirements, and growth initiatives through 2005.

On February 9, 2004, the company declared a 5% common stock dividend. The stock dividend was paid on March 19, 2004 to stockholders of record as of February 20, 2004.

INCOME TAXES

At this time, the Company does not have U.S. federal income tax expenses due to existing net operating loss carryforwards generated from prior years’ tax losses that are being utilized to offset current taxable income. The Company is incurring certain state taxes.

As the net operating loss carryforwards are utilized, the Company will begin recording U.S. federal income taxes, along with Canadian and state taxes. At October 3, 2004, the net operating loss carryforwards were approximately $3.6 million related to U.S. income taxes and $1.8 million related to Canadian taxes.

PROPOSED MERGER

On November 23, 2004, the Company entered into an Agreement and Plan of Merger whereby Quantum will acquire all of the issued and outstanding shares of common stock of Starcraft in a tax-free stock-for-stock exchange valued at approximately $185 million, including the assumption of debt and other consideration. Under the terms of the definitive Agreement and Plan of Merger, each Starcraft shareholder will receive 2.341 shares of Quantum common stock for every share of Starcraft common stock.

The proposed transaction received the unanimous approval of both Boards of Directors. Four of Starcraft’s largest shareholders, who collectively represent 51.3% of Starcraft’s issued and outstanding shares of common stock have entered into a voting agreement with Quantum pursuant to which they have agreed to vote their Starcraft shares in favor of the merger. General Motors, Quantum’s largest stockholder, owning 14.2% of the issued and outstanding common shares of Quantum and 11.4% of the voting power of Quantum’s stock, has entered into a voting agreement with Starcraft agreeing to vote in favor of the transaction.

Starcraft common shareholders will own approximately 40% of the pro forma Quantum common stock outstanding immediately following completion of the transaction. Quantum will maintain its listing on the NASDAQ National Market under the symbol “QTWW.” Starcraft Corporation will survive the merger with a newly formed Quantum subsidiary and will operate as a wholly owned subsidiary of Quantum.

The transaction will be submitted to the shareholders of both companies for approval. The transaction is also subject to customary regulatory review and closing conditions, and is expected to close in the first quarter of calendar year 2005.

Quantum is a leading designer, integrator and manufacturer of packaged fuel systems for fuel cells and alternative fuel applications in the transportation, fuel cell stationary power generation and hydrogen refueling infrastructure markets. Leveraging its core competencies in ultra-light weight composite fuel storage, fuel injection, fuel metering, electronic controls, OEM-level systems integration, and years of OEM production experience, Quantum also designs and manufactures hybrid and fuel cell vehicles. Quantum is a Tier 1 OEM supplier and has product commercialization alliances with General Motors, Sumitomo and IMPCO. Quantum’s customer base includes General Motors, Toyota, Opel, Hyundai, Suzuki, Ford, Sunline, Yamaha, AeroVironment, and the U.S. Army. Quantum’s website is www.qtww.com.

The combined company would have an extensive range of operational expertise in areas such as vehicle systems design, powertrain engineering, systems integration, validation, assembly and service readiness for traditional vehicles, alternative fuel platforms, and hydrogen-based fuel cell vehicles. The complementary strengths of each company should support expansion of current customer programs and create the potential to attain new OEM programs. If the merger is effected, the combined company is expected to maintain operations in California, Indiana, Louisiana, Michigan, Texas, and Ontario, Canada, with its headquarters located in Irvine, California.

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

Warranties: The Company follows the policy of accruing an estimated liability for warranties at the time the warranted products are sold. The Company’s OEM Automotive Supply segment provides products to Original Equipment Manufacturers under warranty terms similar to those offered by the OEM to its customers, generally three years. The Company accrues an estimated liability for potential warranties at the time products are sold, based on past claims experience.

Accrued Insurance: The Company is self-insured for a portion of its employee medical benefits. Medical claims are routinely reviewed by the Company’s insurance carrier for purposes of establishing ultimate loss estimates. In addition, management must determine estimated liability for claims incurred but not reported. Such estimates and any subsequent changes in estimates may result in adjustments to our operating results in the future.

Property and Equipment: Property and equipment are stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The Company is depreciating buildings over periods of 15 to 50 years. Building improvements over periods of 5 to 20 years, and equipment over periods of 3 to 12 years.

Identifiable Intangible Assets and Goodwill: The identifiable intangible assets generated by the Wheel to Wheel merger will be amortized to expense over the expected lives of the assets ranging from three to twenty years. Goodwill will not be amortized to expense, but rather will be evaluated annually for any impairment in the carrying value, and adjusted accordingly through the income statement.

OFF-BALANCE SHEET ARRANGEMENTS

As part of the Wheel to Wheel merger, the Company assumed a consulting agreement for a former shareholder of Wheel to Wheel. As of October 3, 2004, Wheel to Wheel has 103 remaining monthly payments of $28 due under this arrangement, which is not recorded on the balance sheet.

CONTRACTUAL OBLIGATIONS:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$19,164	$310	$1,584	$15,674	$1,596
Operating Lease Obligations	16,874	3,181	5,329	3,842	4,522
Employment Agreement Obligations	7,090	2,940	3,250	900	—

Total	$43,128	$6,431	$10,163	$20,416	$6,118

AVAILABLE INFORMATION

Availability of Reports. Starcraft is a reporting company under the Securities Exchange Act of 1934, as amended (the “1934 Act”), and files reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any Company filings at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Because the Company makes filings to the SEC electronically, you may access this information at the SEC’s internet site: www.sec.gov. This site contains reports, proxies, information statements, and other information regarding issuers that file electronically with the SEC.

Web site Access. Our internet Web site address is www.starcraftcorp.com. We make available, free of charge at the “Investor Relations” portion of this Web site under “SEC Filings” annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our Web site.

DISCUSSION OF FORWARD-LOOKING INFORMATION

The discussion above includes forward-looking statements respecting domestic and international market and economic trends, the Company’s products and marketing plans, anticipated capital expenditures and revenues, the adequacy of capital resources and other matters. From time to time, the Company may make oral or written forward-looking statements regarding its anticipated sales, costs, expenses, earnings and matters affecting its condition and operations. All such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained therein to be materially inaccurate. Such factors include, without limitation, the following:

General Operating Contingencies. The Company may not be able to attract and retain employees with sufficient skills to conduct its operations efficiently and may from time to time be subject to work slow-downs or stoppages. The Company may be adversely affected by delay or unavailability of supply of numerous component parts. The Company will not always be able to satisfy its capital requirements with internally generated funds and may, from time to time, need to rely on bank financing and other third party capital resources. There is no assurance that such resources will always be available to the Company or as to the terms that will apply to any financing, or as the Company’s ability to continue to comply with such terms over time.

Acquisitions and Diversification. The Company may be engaged in negotiations from time to time regarding prospective acquisitions of related businesses. Such acquisitions could be material to the Company and, if affected, could have a material effect on the Company’s financial condition or results of operations. There is no assurance as to when or whether the Company will be able to effect acquisitions, whether it will be able to generate requisite funding to effect such acquisitions, or as to the terms on which such acquisitions may be effected. The Company may have less experience manufacturing and marketing such acquired products than it has in its business. There is no assurance that such new acquisitions will be profitable.

Economic Conditions. The level of disposable consumer income affects the Company’s sales because its products are generally considered discretionary expenditures by consumers. In difficult economic times, consumers tend to spend less of their income on discretionary items. Other economic factors affecting the demand for the Company’s products include the availability and price of gasoline, the level of interest rates and the availability of consumer financing.

Reduced gasoline availability could adversely affect the demand for the Company’s products. A significant increase in the price of gasoline could reduce demand for the Company’s products because it would increase the cost of operating these products. Because many consumers finance their purchase of vehicles on which Company products are installed, the availability of financing and level of interest rates can affect a consumer’s purchasing decision. A decline in general economic conditions or consumer confidence can be expected to affect the Company and Tecstar’s sales adversely.

Revenues. All of the Company’s sales in 2004, 2003 and 2002 were to GM. The Company’s OEM Automotive Supply sales are directly impacted by the size of the automotive industry and GM’s market share. Further, GM periodically reduces production or closes plants for several months for model changeovers. During the fourth quarter of fiscal year 2000 and continuing into the second quarter of fiscal 2001, one of the Company’s manufacturing facilities was substantially shut down as a result of GM’s model changeover. This adversely affected the Company’s fiscal 2000 and 2001 results. A decline in sales in the automotive market or in GM’s automotive sales, or production cutbacks and plant shut downs for model changeovers by GM, could have an adverse impact on the Company’s sales and profits. Sales of the Company are subject to long-term contracts with GM. Continued sales and growth of this segment is subject to the Company’s ability to continue to satisfactorily perform and to obtain such contracts over time. Sales programs are tied to contractual agreements, but may be shortened or extended based upon market conditions and chassis manufacturing plans at the option of the customer. Historically, the customer has continued programs upon the introduction of a new vehicle chassis, although the Company has no assurance that it will receive such new contracts.

The Company’s agreements with its customer may be shortened or extended by the customer at its discretion. There is no assurance that the Company’s agreements will remain in effect for the stated periods.

Single Customer. GM has publicized its interest to put significant pressures on its suppliers to reduce costs, including GM’s intention to change suppliers if suppliers do not comply. As the Company’s sole customer is GM, there is no assurance that the Company’s sales and margins will not be adversely affected by this program.

Regulation. The Company is subject to various foreign, federal, state and local regulations. The Company must comply with certain Federal and state regulations relating to the disposition of hazardous wastes generated in its production processes. The Company’s failure to comply with applicable regulations or changes in current regulations, including the adoption of new safety or environmental standards, could have a material adverse effect on the Company’s results of operations.

Competition. The OEM Automotive Supply business is also highly competitive with several large companies competing in this market. There is no assurance the Company will be able to maintain its current competitive position in this market.

Potential Product Liability and Warranties. Like other automotive manufacturers, the Company may be subject to claims that its products caused or contributed to damage or injury sustained in vehicle accidents or may be required to recall products deemed unsafe. Any such claims in excess of the Company’s insurance coverage or material product recall expenses could adversely affect the Company’s financial condition and results of operations. It is possible that actual expenses the Company incurs to honor warranties on products could exceed the warranty liability accrued on its books for such expenses, which could adversely affect its results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates and foreign currencies. These fluctuations can vary the cost of financing, investment yields and operations of the Company.

The Company does not have any investments that would be classified as trading securities under generally accepted accounting principles. The Company’s non-trading investments, excluding cash and cash equivalents, consist of certificates of deposit and debt securities. These financial instruments are subject to market risk in that changes in interest rates would impact the market value of such investments. The Company generally does not utilize derivatives to hedge against increases in interest rates which decrease market values.

Based on the Company’s overall interest rate exposure at October 3, 2004, including variable rate debt, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of October 3, 2004, would have no material impact on earnings or cash flows over a one-year period.

The Company’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the Canadian dollar. The Company faces transactional currency exposures that arise when its foreign subsidiaries enter into transactions, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its Canadian operations to the U.S. dollar at exchange rates that have used financial derivatives to hedge against fluctuations in currency exchange rates. During fiscal 2004, the Company incurred a $0.2 million net foreign currency gain.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STARCRAFT CORPORATION AND SUBSIDIARIES

Goshen, Indiana

CONSOLIDATED FINANCIAL STATEMENTS

October 3, 2004, September 28, 2003 and September 29, 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Starcraft Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Starcraft Corporation and Subsidiaries as of October 3, 2004 and September 28, 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended October 3, 2004. Our audit also included the financial statement schedule listed in the index at Item 15(c). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starcraft Corporation and Subsidiaries as of October 3, 2004 and September 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As explained in Note 16, the Board of Directors has agreed to a sale of all the common stock of the Company under an Agreement and Plan of Merger.

/S/    CROWE CHIZEK AND COMPANY LLC

Crowe Chizek and Company LLC

Elkhart, Indiana

November 19, 2004

STARCRAFT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

October 3, 2004 and September 28, 2003

	2004	2003
	(dollars in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,173	$836
Accounts receivable
Trade, less allowance for doubtful accounts: 2004—$327; 2003—$200	21,195	28,606
Other receivables	2,188	576
Inventories	13,547	10,060
Tooling and engineering projects	2,609	6,593
Refundable income taxes	1,696	—
Deferred income taxes	1,949	1,487
Other current assets	678	922

Total current assets	45,035	49,080

Property and equipment
Land, buildings and improvements	5,812	6,005
Machinery and equipment	14,442	7,321

	20,254	13,326
Less accumulated depreciation	5,737	4,190

Property and equipment, net	14,517	9,136

Goodwill	77,443	—
Intangible assets, net of $1,440 accumulated amortization	12,860	—
Other assets	1,506	514

	$151,361	$58,730

See accompanying notes to consolidated financial statements.

STARCRAFT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

October 3, 2004 and September 28, 2003

	2004	2003
	(dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$310	$—
Accounts payable, trade	20,860	19,549
Accrued expenses
Compensation and related expenses	1,742	2,668
Warranty	248	698
Income taxes	—	3,378
Taxes, other	185	434
Medical self insurance	412	—
Interest	262	—
Other	569	394

Total current liabilities	24,588	27,121

Long-term debt, net of current maturities	18,854	9,148

Deferred income taxes	4,938	—

Minority interest in subsidiary	—	9,821

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity
Preferred stock, no par value: authorized 2,000,000 shares, none issued	—	—
Common stock, no par value: authorized 20,000,000 shares, issued and outstanding 8,968,691 shares in 2004 and 4,804,102 shares in 2003	149,831	15,203
Additional paid-in capital	9,665	3,420
Accumulated deficit	(56,794)	(6,151)
Accumulated other comprehensive income	279	168

	102,981	12,640

	$151,361	$58,730

See accompanying notes to consolidated financial statements.

STARCRAFT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended October 3, 2004, September 28, 2003 and September 29, 2002

	2004		2003	2002
	(dollars in thousands, except per share data)
Net sales		$173,403	$192,102	$104,684

Cost of goods sold		150,339	147,835	79,748

Gross profit		23,064	44,267	24,936

Operating expenses
Selling and promotion		2,897	1,866	2,014
General and administrative		16,194	17,297	13,501
Goodwill impairment		47,900	—	—
Amortization of intangibles		1,440	—	—
Compensation expense from warrant and option redemption		—	—	2,096

Operating income (loss)		(45,367)	25,104	7,325

Nonoperating (expense) income
Interest, net		(940)	(457)	(476)
Other, net		—	33	589

		(940)	(424)	113

Income (loss) before minority interest and income taxes		(46,307)	24,680	7,438

Minority interest		610	10,832	4,087

Income (loss) before income taxes		(46,917)	13,848	3,351

Income taxes (benefit)		(1,897)	2,060	388

Net income (loss)		$(45,020)	$11,788	$2,963

Earnings (loss) per common share, basic		$(5.79)	$2.37	$.62

Earnings (loss) per common share, diluted	$	*	$2.14	$.52

*	Not presented herein since effect is antidilutive.

See accompanying notes to consolidated financial statements.

STARCRAFT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended October 3, 2004, September 28, 2003 and September 29, 2002

	Issued and Outstanding Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income	Total
		(dollars in thousands)
Balance, October 1, 2001	4,255,059	$14,401	$1,386	$(18,490)	$—	$(2,703)

Net income	—	—	—	2,963	—	2,963
Stock option redemption	—	—	(378)	—	—	(378)
Issuance of common stock	199,000	449	—	—	—	449

Balance, September 29, 2002	4,454,059	14,850	1,008	(15,527)	—	331

Net income	—	—	—	11,788	—	11,788
Currency translation adjustments	—	—	—	—	168	168

Comprehensive income						11,956

5% Common stock dividend	225,460	—	2,412	(2,412)	—	—
Issuance of common stock	124,583	353	—	—	—	353

Balance, September 28, 2003	4,804,102	15,203	3,420	(6,151)	168	12,640

Net loss	—	—	(45,020)	—	—	(45,020)
Currency translation adjustments	—	—	—	—	111	111

Comprehensive loss						(44,909)

5% Common stock dividend	421,539	—	5,623	(5,623)	—	—
Tax benefit of disqualifying stock option dispositions	—	—	622	—	—	622
Issuance of common stock	3,743,050	134,628	—	—	—	134,628

Balance, October 3, 2004	8,968,691	$149,831	$9,665	$(56,794)	$279	$102,981

See accompanying notes to consolidated financial statements.

STARCRAFT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended October 3, 2004, September 28, 2003 and September 29, 2002

	2004	2003	2002
	(dollars in thousands)
Cash flows from operating activities
Net income (loss)	$(45,020)	$11,788	$2,963
Adjustments to reconcile net income (loss) to net cash from operating activities
Compensation expense from warrants and options	—	—	2,096
Depreciation and amortization	4,030	1,646	766
(Gain) loss on disposal of assets	—	233	(85)
Provision (credit) for losses on doubtful receivables	(70)	157	184
Minority interest	610	10,832	4,087
Goodwill impairment	47,900	—	—
Deferred income taxes	(958)	—	—
Tax benefit of disqualifying stock option dispositions	622	—	—
Changes in operating assets and liabilities, excluding effects from acquisitions in 2004
Accounts receivable	7,818	(6,621)	(11,163)
Refundable income taxes	(1,696)	—	—
Inventories	(2,112)	(1,856)	(3,568)
Tooling and engineering projects	3,984	(5,641)	(123)
Accounts payable	(2,726)	1,491	6,060
Accrued expenses	(5,179)	3,038	882
Other	509	(1,366)	(566)

Net cash from operating activities	7,712	13,701	1,533

Cash flows from investing activities
Collection of notes receivable, net	—	—	358
Purchase of property and equipment	(5,680)	(5,504)	(2,943)
Acquisitions, net of cash acquired	(1,200)	—	—
Proceeds from sale of property and equipment	41	13	42
Increase in other assets	354	—

Net cash from investing activities	(6,485)	(5,491)	(2,543)

Cash flows from financing activities
Net proceeds (payments) on revolving credit agreement	(8,203)	(3,556)	4,612
Proceeds from issuance of convertible debt	15,000	—	—
Deferred financing costs	(694)	—	—
Payments of long-term debt	(400)	—	(814)
Distributions to minority shareholder	(7,500)	(3,002)	(2,253)
Redemption and cancellation of warrants and options	—	(1,474)	(1,000)
Issuance of common stock	935	353	449

Net cash from financing activities	(862)	(7,679)	994

Effect of exchange rate changes on cash	(28)	21	—

Net change in cash and cash equivalents	337	552	(16)

Cash and cash equivalents at beginning of year	836	284	300

Cash and cash equivalents at end of year	$1,173	$836	$284

Supplemental disclosure of cash flow information
Interest paid	$678	$606	$473
Income taxes	2,535	673	137

Noncash investing and financing activities
Business acquisitions:

Liabilities assumed	$13,592	$—	$—

Issuance of shares of common stock	133,693	—	—

Issuance of notes payable as partial consideration consideration in redemption of warrants and stock options	$—	$—	$1,474

See accompanying notes to consolidated financial statements.

STARCRAFT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 3, 2004, September 28, 2003 and September 29, 2002

(Dollars in thousands, except per share data)

NOTE 1—NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Principles of Consolidation: Starcraft Corporation and Subsidiaries (collectively referred to as the “Company”) are second stage manufacturers of pickup truck and sport utility vehicles to an original equipment manufacturer (“OEM automotive supply”). The Company also supplies after-market automotive parts and products (“automotive parts and products”) to wholesale and retail customers, and provides engineering development services to customers in the automotive industry. The consolidated financial statements include the accounts of Starcraft Corporation and its wholly owned subsidiaries: Starcraft Automotive Group, Inc., Conversion Warranty, Inc. and Starcraft Southwest, Inc. On January 16, 2004, the Company acquired all the issued and outstanding shares of common stock of Wheel to Wheel, Inc. (“Wheel to Wheel”) in a merger transaction. Prior to the acquisition, the Company had a 50% ownership in Tecstar, LP and Tecstar Manufacturing Canada Limited (collectively “Tecstar”) which were 50% owned subsidiaries of Wheel to Wheel. Through the acquisition of Wheel to Wheel, the Company now owns 100% of Tecstar, which accounts are consolidated in these financial statements. Prior to January 16, 2004, the Company owned 50% of Tecstar and consolidated the accounts due to its effective control over Tecstar’s financial policies through its representation on the Boards of Managers, participation in policymaking processes, and interchange of managerial personnel. The Company accounted for the Wheel to Wheel 50% ownership as minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s customers operate primarily in the automotive industry. The Company’s sales are primarily to one customer in the United States and Canada.

Cash Equivalents and Concentrations: Cash equivalents include all highly liquid investments with a maturity when purchased of three months or less. The first $100 of deposits in each financial institution is insured by an agency of the U.S. Government.

Accounts Receivable: The Company sells to customers using credit terms customary in its industry. Credit is extended to customers based on an evaluation of the customer’s financial condition, and when credit is extended, collateral generally is not required. Interest is not normally charged on receivables. Management establishes an allowance for doubtful accounts for potential losses on its accounts receivable based on historical loss experience and current economic conditions. Accounts receivable are charged off to the allowance when management determines the account is uncollectible.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for certain inventories ($229 and $224 at October 3, 2004 and September 28, 2003, respectively) and by the first-in, first-out (“FIFO”) method for all other inventories.

Tooling and Engineering Projects: Tooling and engineering projects represent costs, less amounts billed, incurred by the Company in the development of tooling and engineering services provided by the Company. The Company receives a specific purchase order for these tooling and engineering projects and is generally reimbursed by the customer within terms customary in its industry. Costs are deferred until reimbursed by the customer. Forecasted losses on incomplete projects are recognized currently.

Property and Equipment: Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The Company is depreciating buildings over periods of 15 to 50 years, building improvements over periods of 5 to 20 years, and equipment over periods of 3 to 12 years. Gains or losses on disposition of property and equipment are included in income. Maintenance and repairs are expensed as incurred.

STARCRAFT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 3, 2004, September 28, 2003 and September 29, 2002

(Dollars in thousands, except per share data)

Warranties: The Company follows the policy of accruing an estimated liability for warranties at the time the warranted products are sold. Warranty is provided for terms similar to those offered by the OEM to its customers. Warranty activity for the years ended October 3, 2004 and September 28, 2003 is as follows:

	2004	2003
Accrued warranty at beginning of year	$698	$771
Adjustments	(322)	(25)
Warranty claims paid	(128)	(48)

Accrued warranty at end of year	$248	$698

Segment Information: The Company’s principal business is the supply of the OEM Automotive Industry. The Company’s previously reported Automotive Parts and Products segment no longer meets the quantitative thresholds for separate disclosure as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Revenue Recognition: The Company generally manufactures products based on specific orders from customers. Shipments are generally made by common carrier after receiving authorization from the customer, and revenue is recognized upon shipment under FOB factory terms.

Translation of Foreign Currency: Assets and liabilities of Tecstar Canada are translated at rates of exchange in effect at the close of the fiscal year. Revenues and expenses are translated at the average rates of exchange for the year. Translation gains and losses are accumulated within other comprehensive income as a separate component of shareholders’ equity. Foreign currency transaction gains and losses (transactions denominated in a currency other than Tecstar Canada’s local currency) are included in selling and administrative expenses, and net foreign currency transaction gains aggregated $225 and $1,120 for the years ended October 3, 2004 and September 28, 2003, respectively.

Fair Value of Financial Instruments: The carrying amount of the Company’s financial instruments, which include cash, accounts receivable, accounts payable and long-term debt, approximates fair value.

Other Income: Other income is comprised of royalty payments from parties that license the use of the Starcraft brand name and other miscellaneous items. In 2002, other income also included $332 related to cancellation of debt owed to a former vendor of the van conversion business.

Income Taxes: Deferred income taxes are provided based on the liability method of accounting pursuant to SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. A valuation allowance adjusts net deferred tax assets to the net amount that is more likely than not to be realized. No provision has been made for U.S. and state income taxes or foreign withholding taxes on the undistributed earnings (approximately $1,671 and $4,143 at October 3, 2004 and September 28, 2003, respectively) of foreign subsidiaries because it is expected that such earnings will be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the foreign countries. Determination of the amount of any unrecognized deferred income tax liability of these undistributed earnings is not practical.

STARCRAFT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 3, 2004, September 28, 2003 and September 29, 2002

(Dollars in thousands, except per share data)

Goodwill: Goodwill represents the excess of the purchase price over the fair value of the assets acquired (see Note 2). Under SFAS No. 142, goodwill is not amortized and is assessed annually for impairment. Management has elected to test goodwill for impairment annually as of the end of the Company’s second fiscal quarter. Effective March 28, 2004, management determined the Company’s goodwill to be impaired and recorded a $47,900 impairment charge. The impairment charge resulted from a significant reduction in the Company’s fair market value of its common stock. The Company utilizes the fair market value of its common stock as a determination of the Company’s value.

Goodwill at beginning of year	$—
Additions	125,343
Impairment charge	(47,900)

Goodwill at end of year	$77,443

Evaluation of Impairment of Long-Lived Assets: In accordance with SFAS No. 144, “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the net assets to the expected net future cash inflows resulting from use of the assets. Management believes that no material impairment of long-lived assets exists at October 3, 2004.

Stock Based Compensation: The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, and accordingly, accounts for its stock option plans using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation”.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123.

	2004	2003	2002
Net income (loss), as reported	$(45,020)	$11,788	$2,963
Deduct: stock-based compensation expenses determined under fair value based method, net of tax	2,512	129	289

Proforma net income (loss)	$(47,532)	$11,659	$2,674

Basic earnings (loss) per share, as reported	(5.79)	2.37	.62
Proforma basic earnings (loss) per share	(6.12)	2.34	.56
Diluted earnings (loss) per share, as reported	*	2.14	.52
Proforma diluted earnings (loss) per share	*	2.12	.48

*	Not presented herein since effect is antidilutive

STARCRAFT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 3, 2004, September 28, 2003 and September 29, 2002

(Dollars in thousands, except per share data)

The proforma amounts shown above and the weighted-average grant-date fair values of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Risk-free interest rate	2.74% - 3.95%	3.10% - 5.25%	5.25% - 6.23%
Dividend yield	0%	0%	0%
Volatility factor	84.32% - 87.24%	84.18% - 86.17%	77.45% - 94.70%
Expected option life	4 years	4 years	4 years

Comprehensive Income: Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity. The Company’s other comprehensive income consists of foreign currency translation adjustments.

Use of Estimates: Preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management makes estimates for accrued warranty, valuation allowance for deferred tax assets, allowance for doubtful accounts, allowances for slow-moving and obsolete inventories, impairment of long-lived assets and goodwill and accruals for self-insured risks.

Earnings Per Common Share: Basic earnings per common share is based on net income available to common shareholders divided by the weighted average number of common shares considered to be outstanding during the period. Diluted earnings per common share shows the dilutive effect of any additional potential common shares issuable under stock options and convertible senior subordinated notes.

Fiscal Year: The Company’s fiscal year ends on the Sunday closest to September 30. The year ended October 3, 2004, consisted of 53 weeks, while the years ended September 28, 2003 and September 29, 2002 each consisted of 52 weeks.

Reclassifications: Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform with the 2004 presentation. These reclassifications had no effect on total assets, total shareholders’ equity or net income as previously reported.

Recently Enacted Accounting Standards: In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 clarifies existing guidance regarding revenue contracts that contain multiple deliverables to make it consistent with Emerging Issues Task Force (“EITF”) No. 00-21. The adoption of SAB No. 104 did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 46R, a revision to FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46R clarifies some of the provisions of FIN No. 46 and exempts certain entities from its requirements. FIN No. 46R is effective at the end of the first interim period ending after March 15, 2004. The adoption of FIN No. 46R did not have a material impact on the Company’s consolidated financial statements.

STARCRAFT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 3, 2004, September 28, 2003 and September 29, 2002

(Dollars in thousands, except per share data)

NOTE 2—ACQUISITIONS

As disclosed in Note 1, effective January 16, 2004, the Company acquired all the issued and outstanding shares of common stock of Wheel to Wheel in a merger transaction for a purchase price of $133,693, representing the issuance of 3,550,000 common shares, with a market value of $37.66 per share. Wheel to Wheel provides design, engineering, validation and testing of automotives and automotive components and also manufactures show and specialty vehicles and pace cars. The Acquisition of Wheel to Wheel has been accounted for in accordance with the provisions of SFAS No. 141, “Business Combinations.” The operating results of Wheel to Wheel have been included in the Company’s consolidated financial statements from the date of acquisition. As discussed in Note 1, the financial statements of Wheel to Wheel’s Tecstar subsidiaries (50% owned by the Company prior to the January 16, 2004 acquisition) have previously been included in the Company’s consolidated financial statements.

The acquired assets and liabilities assumed have been recorded at their estimated fair values at the date of acquisition and approximate the following:

Cash	$4
Other current assets	2,508
Property and equipment	1,913
Other assets	3,582
Goodwill	124,978
Intangible assets	14,300
Current liabilities	(4,569)
Other liabilities	(9,023)

$133,693

Also during 2004, the Company acquired the assets of Tarxien Automotive and Classic Design Concepts, Inc. for a purchase price of $1,200. The purchase resulted in $365 of goodwill.

The following table illustrates the effect on revenues, net income and earnings (loss) per share if Wheel to Wheel had been acquired at the beginning of the year ended September 28, 2003. The proforma results of the Tarxien Automotive and Classic Design Concepts, Inc. acquisitions were insignificant.

	2004	2003
Net sales	$175,296	$197,914
Net income (loss)	(47,529)	19,374

Basic earnings (loss) per share	$(6.12)	$2.23
Diluted earnings (loss) per share	*	2.10

*	Not presented herein since effect is antidilutive.

STARCRAFT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 3, 2004, September 28, 2003 and September 29, 2002

(Dollars in thousands, except per share data)

NOTE 3—INVENTORIES

Inventories consist of the following:

	2004	2003
Raw materials	$12,917	$9,583
Finished goods	700	877

	13,617	10,460
Allowance for slow-moving and obsolete inventories	70	400

	$13,547	$10,060

NOTE 4—INTANGIBLE ASSETS

Intangible assets subject to amortization consist of a customer relationship and business contracts obtained with the acquisition of Wheel to Wheel. The customer relationship (cost of $10,000 and accumulated amortization of $336 at October 3, 2004) is being amortized using the straight-line method over 20 years. The contracts (cost of $4,300 and accumulated amortization of $1,104 at October 3, 2004) are being amortized by the straight-line method over the life of the respective contract, ranging from two to four years. Amortization expense was $1,440 for the year ended October 3, 2004 and is estimated as follows for each of the next five years: 2005 - $2,160; 2006 - $1,928; 2007 - $620; 2008 - $500 and 2009 - $500.

NOTE 5—NOTES PAYABLE, RELATED PARTY

On September 25, 2002, the Company reached an agreement to redeem and cancel 360,000 outstanding warrants and 500,000 outstanding stock options previously issued to two individuals, both of whom are currently directors and one of whom is an officer of the Company, as incentive for their guarantee of certain of the Company’s debt. The warrants and stock options were redeemed at a price of $5.54 per share (less each issue’s underlying strike price), which reflected a 15% discount from the average closing price of $6.52 per share for the twenty-day period through and including September 25, 2002. The total cost of the redemption was $2,474. Of this amount, the Company recorded $2,096 of compensation expense in fiscal 2002 (in fiscal 2001, the Company had recorded $378 of compensation expense for stock options issued in December 2000). The redemption price of $2,474 consisted of $1,000 in cash and notes payable of $1,474. The notes payable were paid in full during the year ended September 28, 2003.

STARCRAFT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 3, 2004, September 28, 2003 and September 29, 2002

(Dollars in thousands, except per share data)

NOTE 6—LONG-TERM DEBT

Long-term debt consists of the following:

	2004	2003
Domestic bank revolving lines of credit	$—	$9,143
Canadian revolving line of credit	975	5
Mortgage note payable to bank, due in monthly installments of $15 including interest at .5% above the bank’s prime rate (effective rate of 5.25% at October 3, 2003) due September 2006, collateralized by related building.	1,309	—
Promissory note payable to a former shareholder of Wheel to Wheel related to the stock redemption agreement (see Note 11), payable in monthly installments of $22 including interest at 5%, due May 1, 2013, unsecured.	1,821	—
Various capital lease obligations due in total monthly installments of $7 including interest ranging from 12% to 19%, with maturities through June 2006.	59	—
Senior subordinated convertible notes	15,000	—

	19,164	9,148
Less, current maturities	310	—

Long-term debt	$18,854	$9,148

The Company entered into a $30,000 revolving credit agreement with its current lending institution on January 16, 2004. This revolving credit facility replaced the two revolving credit agreements that existed at September 28, 2003 and provided for $12,000 of available borrowings of which $9,143 was outstanding at September 28, 2003. The terms of the new facility are similar to those of the two old facilities. Advances under the agreement are limited to a specific percentage of eligible receivables and inventories, subject to a maximum of $30,000. The advances bear interest subject to a pricing matrix with ranges of  3/4% below the prime rate to  1/4% above the prime rate dependent upon a ratio of the Company’s funded debt to EBITDA. The revolver also contains a LIBOR based borrowing option with rates ranging from 150 to 250 basis points above Euro dollar rates, dependent upon the same ratio of funded debt to EBITDA. The credit facility expires on April 1, 2006 and as a result, all borrowings under the credit facility at October 3, 2004 are classified as long-term debt. The borrowings are collateralized by substantially all of the Company’s assets.

The Canadian revolving line of credit was entered into in April 2003 and provides for maximum borrowings of $5,000. Advances under the agreement are limited to eligible receivables and a percentage of inventories. Borrowings bear interest subject to a pricing matrix with ranges of ¾% below bank prime to ¼% above bank dependent upon a ratio of funded debt to EBITDA. The borrowings are collateralized by substantially all of the Company’s assets and the credit facility expires on April 30, 2006.

The weighted-average interest rate on outstanding borrowings under the revolving lines of credit at October 3, 2004 was 4.5% (3.5% at September 28, 2003).

Effective July 13, 2004, the Company issued $15 million in principal amount of unsecured senior subordinated convertible notes in a private placement to accredited investors. The notes bear interest at 8.5% and mature in July 2009, with semi-annual interest payments payable on January 1 and July 1 of each year, commencing January 1, 2005. The interest payments can be made in either cash or shares of the Company’s common stock, at the Company’s discretion. The notes are convertible, subject to certain conditions, into 961,538 shares of the Company’s common stock at a conversion price of $15.60.

STARCRAFT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 3, 2004, September 28, 2003 and September 29, 2002

(Dollars in thousands, except per share data)

The agreements for revolving credit facilities and the senior subordinated convertible notes contain various loan covenants with which the Company was in compliance as of October 3, 2004.

Maturities of long-term debt for each of the next five years are as follows: 2005 - $310; 2006 - $1,273; 2007 - $310; 2008 - $328 and 2009 - $15,346.

NOTE 7—INCOME TAXES

The components of income (loss) before income taxes are as follows:

	2004	2003	2002
United States operations	$(43,798)	$9,091	$3,351
Foreign operations	(3,119)	4,757	—

Total	$(46,917)	$13,848	$3,351

The provision (credit) for income taxes is summarized as follows:

	2004	2003	2002
Current
Federal	$—	$—	$—
State	101	733	388
Foreign	(937)	2,604	—

	(939)	3,337	388
Deferred	(1,061)	(1,277)	—

	$(1,897)	$2,060	$388

The provision (credit) for income taxes is different from the amount that would otherwise be computed by applying a federal statutory rate of 34% to income before income taxes. A reconciliation of the differences is as follows:

	2004	2003	2002
Rate applied to pretax income	$(15,952)	$4,708	$1,139
Non-deductible goodwill impairment	16,286	—	—
State income taxes, net of federal income tax benefit	67	484	255
Income taxes passed through minority interest	207	1,651	—
Utilization of net operating loss carryforwards	—	(3,433)	(1,006)
Change in valuation allowance	(1,111)	(1,277)
Other, net	(1,394)	(73)	—

	$(1,897)	$2,060	$388

STARCRAFT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 3, 2004, September 28, 2003 and September 29, 2002

(Dollars in thousands, except per share data)

The composition of the deferred tax assets and liabilities at October 3, 2004 and September 28, 2003 is shown below:

	2004	2003
Deferred tax assets
Inventories	$29	$98
Accrued warranty	97	155
Other accrued liabilities	678	723
Net operating loss carryforwards	2,042	1,277
Alternative minimum tax credit carryforward	406	490
Other	37	70

Total deferred tax assets	3,289	2,813
Valuation allowance	—	(1,111)

	3,289	1,702
Deferred tax liabilities
Intangible assets	(5,015)	—
Property and equipment	(1,263)	(215)

Net deferred tax asset (liability)	$(2,989)	$1,487

The alternative minimum tax carryforward of $406 has no expiration date. The net operating loss carryforwards expire as follows: $3,641 in 2021 and $1,830 in 2011.

NOTE 8—COMPENSATION PLANS

The Company sponsors three qualified profit-sharing plans, more commonly known as 401(k) plans, for all of its employees with over six months of service. The plans provide for discretionary matching contributions by the Company of the employee’s contribution, up to 6% of compensation. Also, the plans provide for additional discretionary contributions annually as determined by the Board of Directors. The amounts charged to expense for these plans were approximately $135, $56, and $31 in 2004, 2003 and 2002, respectively.

NOTE 9—STOCK OPTIONS

The Company maintains two stock incentive plans under which stock options are granted to key employees and directors. The plans authorize the granting of stock options for up to 1,436,360 shares of the Company’s common stock, of which 71,678 are still available for grant. The options in these two plans have five-year terms and generally become fully exercisable after six months. The Company also sponsors a stock option plan with 40,352 shares of common stock reserved for certain sales representatives who are not employees of the Company, of which 26,000 shares are still available for grant. There were 1,102 and 1,050 shares outstanding under this plan at October 3, 2004 and September 28, 2003, respectively. No compensation expense was recorded for options issued and outstanding under this plan as the effect was immaterial. These options also have a five-year term.

At October 3, 2004, there were 833,401 options issued and outstanding under these three plans. Under the three plans, options may not be granted at prices below 85% of the current market value of the stock at the date of grant. All options awarded through October 3, 2004 have been at fair market value on the date of grant.

STARCRAFT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 3, 2004, September 28, 2003 and September 29, 2002

(Dollars in thousands, except per share data)

On November 20, 1998 the Company issued warrants to purchase 400,000 shares of common stock to two individuals as incentive for their partial guarantee of the Company’s long-term debt. The warrants entitled each of the individuals to purchase up to 200,000 shares of common stock of the Company for $2.20 per share, which was the ten day, average market price preceding the date of grant. The options had a five-year term. On December 12, 2000 the Company issued stock options to purchase 500,000 shares of common stock to two individuals as incentive for their partial guarantee of the Company’s long-term debt (see Note 5). Each of the individuals were entitled to purchase up to 250,000 shares of common stock of the Company for $3.00 per share, which was the twenty-day, average market price preceding the date of grant. The options had a five-year term. On September 25, 2002, the Company elected to redeem and cancel warrants to purchase 360,000 shares of common stock and options to purchase 500,000 shares of common stock (see Note 5).

A summary of the Company’s stock option and warrant activity and related information under the stock option plans and warrants for the years ended October 3, 2004, September 28, 2003 and September 29, 2002 follows:

	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	721,954	$6.18	673,388	$3.19	1,888,894	$2.78
Granted	308,350	12.54	182,175	14.81	33,075	4.08
Canceled	—	—	(525)	11.18	(72,765)	6.33
Redeemed	—	—	—	—	(948,150)	2.42
Exercised	(196,903)	4.78	(133,084)	2.75	(219,397)	2.04
Expired	—	—	—	—	(8,269)	4.30

Outstanding at end of year	833,401	$8.87	721,954	$6.18	673,388	$3.19

Options outstanding at October 3, 2004, are exercisable at prices ranging from $1.42 to $38.55 and have a weighted-average remaining contractual life of 3.14 years. As of October 3, 2004, the exercise prices of 364,926 outstanding stock options were less than the market price of the Company’s common stock. The weighted-average fair value of options granted during the fiscal years ended October 3, 2004, September 28, 2003 and September 29, 2002, was $8.07, $9.24 and $3.05 respectively. The following table summarizes information about stock options outstanding at October 3, 2004.

Range of Exercise Price	Number Outstanding at October 3, 2004	Outstanding Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at October 3, 2004	Weighted- Average Exercise Price
$1.35 – $3.17	364,926	1.71 years	$2.82	364,926	$2.82
$9.72 – $13.35	405,475	4.30 years	10.75	130,475	11.69
$21.43 – $38.55	63,000	4.03 years	31.75	63,000	31.75

	833,401	3.14 years	$8.87	558,401	$8.16

There were exercisable options outstanding to purchase 552,904 and 429,286 shares at September 28, 2003 and September 29, 2002, respectively, at weighted-average exercise prices of $3.38 and $3.01, respectively.

STARCRAFT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 3, 2004, September 28, 2003 and September 29, 2002

(Dollars in thousands, except per share data)

NOTE 10—SHAREHOLDER RIGHTS PLAN

In August 1997, the Company adopted a Shareholders’ Rights Plan issuing one right for each outstanding share of common stock. Each right entitles the registered holder to purchase from the Company one share of common stock at $15 per share, subject to adjustment. The rights become exercisable if a person or group (other than certain related persons) acquires or announces a tender offer for prescribed percentages of the Company’s shares or is declared an “adverse person” by the Company’s Board of Directors. In these events, each right holder may purchase shares with a value equal to twice the exercise price. Furthermore, if the Company engages in certain mergers or similar business combinations a right holder may purchase shares of the acquiring company with a value to two times the purchase price of the right. However, effective November 23, 2004 the Company amended the Shareholders’ Rights Plan to state that it is not applicable to the transaction with Quantum (see Note 16). The rights expire on August 12, 2007.

NOTE 11—COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities and equipment. Rent expense for 2004, 2003 and 2002 was $3,962, $2,654 and $1,404, respectively. Future minimum annual lease commitments at October 3, 2004 for long-term noncancelable operating leases are as follows:

2005	$3,181
2006	2,884
2007	2,445
2008	2,019
2009	1,823
Thereafter	4,522

$16,874

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

Effective June 1, 2004, the Company provides a group health insurance plan for substantially all of its employees. The Company has stop-loss insurance to reduce its exposure under this plan. The Company is responsible for the funding of all claims up to $40 per individual per policy year and up to approximately $1,000 per year on the group as a whole. A liability of $412 has been recorded at October 3, 2004, to estimate payment of claims pending on that date. Future operating results could be affected should actual claims differ from management’s current estimate.

In connection with the Company’s acquisition of Wheel to Wheel, the Company assumed a ten year consulting agreement with a former shareholder of Wheel to Wheel. The agreement calls for payments of $28 per month throughout the term of the agreement. The Company’s policy is to expense the payments as they are incurred. At October 3, 2004, $2,915 remained to be paid out under the terms of the agreement.

STARCRAFT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 3, 2004, September 28, 2003 and September 29, 2002

(Dollars in thousands, except per share data)

NOTE 12—RESEARCH AND DEVELOPMENT

The Company incurs costs to improve the appeal and safety of its products. Research and development costs are charged to operations when incurred. Amounts charged to operations were $647, $853 and $713 in 2004, 2003 and 2002, respectively.

NOTE 13—UNAUDITED FINANCIAL INFORMATION

Presented below is certain unaudited quarterly financial information for 2004 and 2003.

	Quarter Ended
	December 28, 2003	March 28, 2004	June 27, 2004	October 3, 2004
Net sales	$43,798	$39,156	$45,099	$45,350
Gross profit	7,646	5,663	5,128	4,627
Net income (loss)	1,323	(47,349)	74	932
Basic earnings (loss) per share	.26	(5.83)	.01	.10
Diluted earnings (loss) per share	.24	*	.01	.10

*	Not presented herein since effect is antidilutive.

	Quarter Ended
	December 29, 2002	March 30, 2003	June 29, 2003	September 28, 2003
Net sales	$39,882	$47,171	$62,117	$42,932
Gross profit	8,867	10,471	15,207	9,722
Net income	1,953	2,905	4,053	2,877
Basic earnings per share	.42	.58	.80	.57
Diluted earnings per share	.39	.53	.73	.51

The sum of quarterly earnings per share may not equal annual earnings per share due to changes in the diluted potential common shares.

Net income for the fourth quarter of 2004 was favorably impacted by $450 as a result of the decrease in the warranty reserve by management. The decrease was a result of a change in estimate by management.

NOTE 14—SHAREHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE

On March 17, 2004 and February 4, 2003, the Company declared a 5% stock dividend. As a result, the Company issued 421,539 and 225,460 additional shares of common stock, respectively. The number of basic and diluted shares, along with the basic and diluted earnings per share presented, have been adjusted to reflect these stock dividends.

STARCRAFT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 3, 2004, September 28, 2003 and September 29, 2002

(Dollars in thousands, except per share data)

A reconciliation of the numerators and denominators of the basic earnings (loss) per common share and earnings (loss) per common share assuming dilution computations for the years ended October 3, 2004, September 28, 2003 and September 29, 2002 is presented below.

	2004		2003	2002
Earnings (loss) per share, basic
Net income (loss) available to common shareholders		$(45,020)	$11,788	$2,963

Weighted average common shares outstanding (in thousands)		7,772	4,975	4,770

Earnings (loss) per share (EPS), basic		$(5.79)	$2.37	$.62

Earnings (loss) per share assuming dilution
Net income (loss) available to common shareholders		$(45,020)	$11,788	$2,963

Plus: Income impact of assumed conversions of Senior subordinated notes Interest on 8.5% convertible notes, net of tax		177	—	—

Net income (loss) available to common shareholders, plus assumed conversions		$(44,843)	$11,788	$2,963

Weighted average common shares outstanding (in thousands)		7,772	4,975	4,770

Add: dilutive effects of assumed
Conversion of senior subordinated notes and exercises of stock options (in thousands)		699	520	853

Weighted average common and dilutive potential common shares outstanding (in thousands)		8,471	5,495	5,623

Earnings (loss) per share (EPS) assuming dilution	$	*	$2.14	$.52

*	Not presented herein since effect is antidilutive.

NOTE 15—RELATED PARTY TRANSACTIONS

The Company paid administrative and engineering support in the amounts of $2,005 and $7,486 for 2004 and 2003, respectively to the Company’s partner in Tecstar. These expenses were in support of existing and potential new projects at Tecstar. The 2004 total includes amounts paid from October 1, 2003 through January 16, 2004, the date of the Wheel to Wheel acquisition.

NOTE 16—SUBSEQUENT EVENT

On November 23, 2004, the Company entered into an Agreement and Plan of Merger whereby Quantum Fuel Systems Technologies Worldwide, Inc. (“Quantum”) will acquire all of the issued and outstanding shares of common stock of Starcraft Corporation in a tax-free stock-for-stock exchange valued at approximately $185 million, including the assumption of debt and other consideration. Under the terms of the definitive Agreement and Plan of Merger, each Starcraft shareholder will receive 2.341 shares of Quantum common stock for every share of Starcraft common stock.

The proposed transaction has the unanimous support of both Boards of Directors, which are recommending that shareholders approve the transaction. Four of Starcraft’s largest shareholders, who collectively represent

STARCRAFT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 3, 2004, September 28, 2003 and September 29, 2002

(Dollars in thousands, except per share data)

51.3% of Starcraft’s issued and outstanding shares of common stock have entered into a voting agreement with Quantum pursuant to which they have agreed to vote their Starcraft shares in favor of the merger. General Motors, Quantum’s largest stockholder, owning 14.2% of the issued and outstanding common shares of Quantum and 11.4% of the voting power of Quantum’s common stock, has entered into a voting agreement with Starcraft agreeing to vote in favor of the transaction.

The transaction will be submitted to the shareholders of both companies for approval. The transaction is also subject to customary regulatory review and closing conditions, and is expected to close in the first quarter of calendar year 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Starcraft carried out an evaluation, under the supervision and with the participation of Starcraft’s management, including Starcraft’s Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Starcraft’s disclosure controls and procedures pursuant to 1934 Act Rule 13a-15. Based upon that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that, at October 3, 2004, Starcraft’s disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information relating to Starcraft (including its consolidated subsidiaries) required to be included in Starcraft’s periodic SEC filings.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The board of directors has eleven members. Starcraft’ s Articles of Incorporation provide that the board of directors is comprised of three classes as nearly equal in number as possible. The members of each class are to be elected for a term of three years and until their successors are elected and qualified. One class of directors is to be elected annually.

The business experience of each director, each director nominee and each executive officer is set forth below.

Class I Directors

Jeffrey P. Beitzel (age 50) was appointed a director and Co-Chief Executive Officer of Starcraft upon consummation of the Company’s acquisition of Wheel to Wheel in January 2004. He has founded and owned several automotive companies since leaving an engineering position with Ford Motor Company in 1983. Such businesses have generally focused on converting automotive design concepts into limited volume production for original equipment manufacturers. Mr. Beitzel has served since 1998 as President of Wheel to Wheel and President of Tecstar. He is also the President of Powertrain Integration, LLC, 51% of which is owned by the Company and 49% of which is owned by IMPCO Technologies, Inc.

David J. Matteson (age 68) was elected a director of Starcraft in April 1993. Presently retired, he served as the Associate Pastor of Granger Missionary Church in Granger, Indiana, from September 1985 to May 1994. Prior to that appointment, he was associated with Bethel College, Mishawaka, Indiana, where he served as Vice President for Business and Finance, Registrar, Director of Admissions, and Director of Financial Aid over a period of twenty years.

Allen H. Neuharth (age 80) was appointed a director of Starcraft in October 2003. Mr. Neuharth previously was a director of the Company from 1993 to 2002. The founder of the nationally distributed daily newspaper, USA TODAY, Mr. Neuharth retired as Chairman and CEO of Gannet Co., Inc. in March 1989. Presently, he serves as Chairman of the Freedom Forum, which he founded, and is self-employed as an author, columnist, consultant and public speaker.

Kelly L. Rose (age 52) founded the Company in 1990. He has served as Chairman of the Board since January 1991, and served as Chief Executive Officer from April 1993 to January 2004. Mr. Rose was co-founder and 50% owner of ASA Corporation from January 1977 to July 1990. ASA Corporation is an importer and international distributor of electronic components to manufacturers in the van conversion and recreational vehicle industries. Mr. Rose remains committed to numerous charitable organizations.

Class II Directors

John M. Collins (age 56) is the founder and former Chairman of the Board of Leer, Inc., an innovative leader in the truck cap manufacturing market. He was previously on the board of directors of Postle Distributors, Inc. of Elkhart, Indiana and is involved in numerous other business interests. He is a director of the Samaritan Institute, a national counseling organization and is involved in several other charitable organizations.

Douglass C. Goad (age 47) was appointed as a director and Executive Vice President of Starcraft in January 2004 upon the consummation of the acquisition of Wheel to Wheel. He has served since 1998 as Vice President of Operations & Quality of Wheel to Wheel and more recently in the same capacity for Tecstar. Mr. Goad also serves as President of the Company’s Tarxien operation. Prior to joining Wheel to Wheel, Mr. Goad served for five years as Vice President of Operations of TDM World Conversions.

Michael H. Schoeffler (age 44) was elected director of Starcraft in November 1999 and was appointed Co-Chief Executive Officer in January 2004 upon consummation of the acquisition of Wheel to Wheel. Mr. Schoeffler originally joined Starcraft in 1995 as Chief Financial Officer and was appointed Secretary in 1995. In 1996 Mr. Schoeffler was appointed President and Chief Operating Officer of the Company. Mr. Schoeffler resigned as an officer of Starcraft in August 2001, to become General Manager of Starcraft Bus and Mobility, a division of Forest River, Inc., a recreational vehicle manufacturer, in connection with Starcraft’s sale of its bus and mobility business. Mr. Schoeffler rejoined Starcraft in January 2003 as President and Chief Operating Officer. Prior to joining Starcraft in 1995 he was Executive Vice President/Chief Financial Officer of General Products Corporation, an automotive parts supplier, from 1989 to 1995; Assistant Controller for Sudbury, Inc., a diversified automotive manufacturer, from 1986 to 1989; and a Certified Public Accountant with Ernst & Whinney from 1982 to 1986.

Michael J. Starshak (age 63) was appointed as a director of Starcraft in January 2004. Mr. Starshak has been a Managing Director at Alvarez & Marsal, LLC, a management consulting firm, since 2003. Prior to joining Alvarez & Marsal, Mr. Starshak founded and led Starshak & Associates since 1993. Previously, he was a senior partner in the firm of Morris Anderson & Associates, specializing in crisis management and turnaround consulting. Mr. Starshak began his business career with Price Waterhouse and Co., and later served as Chief Financial Officer and a director of Rollins Burdick Hunter Co. (now Aon Corporation). He also served as Senior Vice President of Finance and Treasurer of SFN Companies (NYSE), parent of Scott Foresman & Co.

Class III Directors

Richard C. Anderson (age 51) was appointed as a director and Executive Vice President of Starcraft in January 2004 upon consummation of the acquisition of Wheel to Wheel. He has worked in the automotive industry since 1976. He worked eight years with the Ford Motor Company, primarily in the Advanced Engine Engineering group. Since leaving Ford in 1984 he worked for various companies involved in a wide range of programs for automotive OEM’s including powertrain development, complete concept vehicles and specialized production vehicle programs. Mr. Anderson has served since 1998 as Vice President of Engineering of Tecstar. He served as the Vice President of Engineering of Wheel to Wheel from 1998 until January 2004, when he became President.

G. Raymond Stults (age 56) was appointed director of Starcraft in December 1998. He is currently owner and Chairman of Babsco Supply Company, an electrical contractor supplier, as well as an investor in numerous companies as a venture capitalist. Previously, Mr. Stults was President of Shelter Components Corporation, a supplier to the manufactured housing industry, until the corporation was sold in early 1998 and President and owner of Babsco, Inc., a regional distributor to the contractor and OEM markets, from January 1981 through January 1995.

David L. Stewart (age 66) was the founder, chairman and CEO of Triple “S” Plastics in Kalamazoo, Michigan. Under his leadership, Triple “S” grew to become a major provider of injection molding services to the telecommunications industry. Triple “S” became a public company in 1989 and was sold in 2000. Mr. Stewart is active in several entrepreneurial businesses and investments and is involved in community and charitable organizations.

Other Executive Officer

Joseph E. Katona III (age 40) was named Chief Financial Officer and Secretary of Starcraft in September 2003. Prior to joining Starcraft, Mr. Katona had served since 1998 as Chief Financial Officer of Creation Group, Inc., a manufacturer of windows, doors and specialty products for a wide range of vehicular and housing applications based in Elkhart, Indiana, and affiliated with Heywood Williams, PLC. Mr. Katona served Creation Group in various financial management capacities between 1993 and 1998. He worked as a certified public accountant with McGladrey & Pullen between 1986 and 1993.

Audit Committee Financial Expert

Our board of directors has determined that at least each of the following members of the Audit Committee is an audit committee financial expert, as defined by SEC regulations: David J. Matteson, Michael J. Starshak, G. Raymond Stults. Mr. Matteson, Mr. Starshak, and Mr. Stults are independent as defined by Nasdaq rules.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the 1934 Act, as amended, requires that Starcraft’s officers and directors and persons who own more than 10% of Starcraft’s common stock file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish Starcraft with copies of all Section 16(a) forms that they file.

Based solely on its review of the copies of such forms received by it, and/or written representations from certain reporting persons that no Forms 5 were required for those persons, Starcraft believes that during the fiscal year ended October 3, 2004, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners with respect to Section 16(a) of the 1934 Act were complied with, except that Mr. Schoeffler was late in filing a Form 4 to report the sale of stock.

CODE OF ETHICS

Starcraft has adopted a Code of Ethics that applies to the Co-Chief Executive Officers and the Chief Financial Officer among others. The Code of Ethics is filed as an exhibit to this annual report.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF NAMED EXECUTIVE OFFICERS

The following table sets forth for each of the Company’s last three fiscal years information with respect to Mr. Rose and our other executive officers, named below, whose cash compensation for 2004 exceeded $100,000.

Summary Compensation Table

	Fiscal Year	Annual Compensation			Long Term Compensation Awards	All Other Compen- sation (2)
Name and Principal Position		Salary	Bonus	Other Annual Compensation (1)	Securities Underlying Options/SARs
Kelly L. Rose Chairman of the Board	2004 2003 2002	$450,000 450,000 411,730	— 575,000 500,000	— — 35,779	— 50,000 —		$2,635 5,249 —

Jeffrey P. Beitzel(3)(6) Co-Chief Executive Officer	2004 2003 2002	$702,154 — —	$52,630 — —	— — —	— — —		— — —

Michael H. Schoeffler(4) Co-Chief Executive Officer	2004 2003 2002	$487,500 250,000 100,000	$52,630 475,000 400,000	— — —	— 50,000 —		$2,500 1,788 —

Joseph E. Katona(5) Chief Financial Officer	2004 2003 2002	$120,000 — —	$25,000 — —	— — —	35,000 — —	$	— — —

Douglass C. Goad(3)(6) Executive Vice President (Operations)	2004 2003 2002	$575,230 — —	$52,630 — —	— — —	— — —		$1,438 — —

Richard C. Anderson(3)(6) Executive Vice President (Engineering)	2004 2003 2002	$544,461 — —	$52,630 — —	— — —	— — —		— — —

(1)	Other annual compensation shown consisted of taxes paid for the executive. The value of perquisites or other personal benefits received by the named executives did not otherwise exceed the lesser of $50,000 or 10% of the executive’s salary and bonus.
(2)	These amounts represent Company contributions to the 401(k) Plan, on behalf of each of the named executives.
(3)	Messrs. Beitzel, Goad and Anderson became executive officers in January 2004. None was an executive officer in 2003 or 2002.
(4)	Mr. Schoeffler was not an executive officer during fiscal 2002.
(5)	Mr. Katona became an executive officer in September 2003.
(6)	Messrs. Beitzel, Goad, and Anderson’s salary included compensation paid by Tecstar from October 2003 through September 2004, but does not include wages paid by Wheel to Wheel prior to the merger on January 16, 2004.

STOCK INCENTIVE PLANS

The purpose of the Incentive Plans is to provide to certain directors, officers (including officers who are members of the board of directors) and other key employees of the Company who are materially responsible for the management or operations of the Company and have provided valuable services to the Company a favorable opportunity to acquire Common Stock of the Company, thereby providing them with an increased incentive to work for the success of the Company and better enabling the Company to attract and retain capable directors and executive personnel.

The following sets forth information related to options granted during fiscal 2004 to the following executive officers.

Options Granted—Last Fiscal Year

	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise of Base Price ($/share)	Expiration Date
					5%	10%
Joseph E. Katona III	35,000	11.4%	$11.42	05/11/09	$83,627	$210,200

The following table includes the number of shares covered by both exercisable and unexercisable stock options held by the executive officers as of October 3, 2004.

Aggregated Option Exercises in Last Fiscal Year and

Fiscal Year-End Option Values

	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options Fiscal Year End (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Kelly L. Rose	110,250	$388,907	300,562	—	$1,128,277	0
Michael H. Schoeffler	52,500	1,590,803	168,262	—	525,695	0
Joseph E. Katona III	—	—	21,000	35,000	0	0

(1)	Based on market value of the common stock of $7.37 per share at October 3, 2004.

COMPENSATION OF DIRECTORS

The Company does not pay directors of the Company who are salaried employees of the Company any additional compensation for serving as directors. During fiscal 2004, the Company paid non-employee Directors of the Company a flat fee of $5,000 per quarter. The Audit Committee Chairman was paid an additional $2,500 per quarter. The Company did not pay any other meeting fees. Effective fiscal 2005, the Company increased the quarterly fee to $7,500. The Audit Committee Chairman will be paid an additional $2,500 per quarter while the Compensation Committee Chairman and the Governance and Nominating Committee Chairman will each receive an additional $1,000 per quarter. Pursuant to the Directors’ Share Plan and a related compensation deferral plan, non-employee directors may elect to receive their cash director fees in the form of Company Common Stock or to have the payment of their fees deferred. In the event of deferral, the director may elect to have the deferred amount deemed invested in Company shares (with dividend-equivalent value deemed reinvested in shares) or as a general interest-bearing obligation of the Company. Non-employee directors are eligible to receive supplemental life, accidental death and disability and health insurance. Premiums paid for Messrs. Collins, Matteson, Neuharth, Starshak, Stewart and Stults during fiscal 2004 were $4,800, $8,600, $300, $200, $300, and $300, respectively.

EMPLOYMENT AGREEMENTS

Kelly L. Rose. The Company has entered into a five-year employment contract with Kelly L. Rose. The contract was amended and restated effective July 23, 2003. The agreement extends for additional five-year terms unless either party to the contract properly gives notice not to extend. Mr. Rose is entitled to receive a minimum base salary of at least $300,000 under the contract. Mr. Rose’s base salary is subject to increases as approved by the Company. The contract also provides, among other things, for participation in other fringe benefits and benefit plans available to the Company’s employees. Mr. Rose may terminate his employment upon ninety days’ written notice to the Company. The Company may discharge Mr. Rose for “reasonable cause” (as defined in the contract) at any time. If Mr. Rose terminates his own employment, or if the Company terminates Mr. Rose’s employment without “reasonable cause” (as defined in the contract), Mr. Rose shall be entitled to receive his base compensation under the contract for an additional five years from the termination date. In addition, during such period, Mr. Rose shall be entitled to continue to participate in the Company’s group insurance plans or receive comparable benefits. Alternatively, Mr. Rose may elect to receive his base compensation under the contract for such five year period, payable in one lump sum payment within thirty days of the date of termination; but shall not be entitled to continue to participate in the Company’s group insurance plans or receive comparable benefits. Moreover, within the three month period after Mr. Rose’s employment is terminated for any reason including Mr. Rose’s termination of his employment with the Company without cause, Mr. Rose will have the right to cause the Company to purchase any stock options he holds for a price equal to the fair market value (as defined in the contract) of the shares subject to such options minus their option price. In the event of Mr. Rose’s disability, Mr. Rose will be entitled to receive his base compensation for five additional years during the continuance of such disability. In addition, during such period, Mr. Rose shall be entitled to continue to participate in the Company’s group insurance plans or receive comparable benefits. In the event of Mr. Rose’s death, Mr. Rose’s spouse will be entitled to receive Mr. Rose’s base compensation for an additional five years. During such period, Mr. Rose’s spouse will also continue to receive the benefit of the Company’s insurance plans. The contract provides for certain additional insurance coverage and other perquisites to be paid for by the Company. Such perquisites include use of a company vehicle, country club dues and fees, certain travel expenses and similar items. The contract also requires Mr. Rose to protect the confidential business information of the Company.

Jeffrey P. Beitzel. The Company has entered into a two-year employment contract with Jeffrey P. Beitzel, effective upon consummation of the Wheel to Wheel merger on January 16, 2004. The agreement extends for additional two-year terms unless either party to the contract properly gives notice not to extend. Mr. Beitzel is entitled to receive a minimum base salary of at least $700,000 annually under the contract. Mr. Beitzel’s base salary is subject to increases as approved by the Company. The contract also provides, among other things, for participation in other fringe benefits and benefit plans available to the Company’s employees. Mr. Beitzel may terminate his employment upon ninety days’ written notice to the Company. The Company may discharge Mr. Beitzel for “reasonable cause” (as defined in the contract) at any time. If Mr. Beitzel terminates his own employment as a result of a change in “job responsibilities” (as defined in the contract), or if the Company terminates Mr. Beitzel’s employment without “reasonable cause” (as defined in the contract), Mr. Beitzel shall be entitled to receive his base compensation under the contract for an additional two years from the termination date and may exercise certain registration rights. In addition, during such period, Mr. Beitzel shall be entitled to continue to participate in the Company’s group insurance plans or receive comparable benefits. Alternatively, Mr. Beitzel may elect to receive his base compensation under the contract for such two year period, payable in one lump sum payment within thirty days of the date of termination; but shall not be entitled to continue to participate in the Company’s group insurance plans or receive comparable benefits. In the event of Mr. Beitzel’s disability, Mr. Beitzel will be entitled to receive his base compensation for five additional years during the continuance of such disability. In addition, during such period, Mr. Beitzel shall be entitled to continue to participate in the Company’s group insurance plans or receive comparable benefits. In the event of Mr. Beitzel’s death, Mr. Beitzel’s spouse will be entitled to receive Mr. Beitzel’s base compensation for an additional two years. During such period, Mr. Beitzel’s spouse will also continue to receive the benefit of the Company’s insurance plans. The contract provides for certain additional insurance coverage and other perquisites to be paid for by the Company. Such perquisites include use of a company vehicle, country club dues and fees, certain travel expenses and similar items. The contract also requires Mr. Beitzel to protect the confidential business information of the Company. If Mr. Beitzel is terminated for “reasonable cause” he will be subject to a two-year restrictive covenant prohibiting him from competing with Starcraft.

Michael H. Schoeffler. The Company has entered into a two-year employment contract with Michael H. Schoeffler. The contract was initially executed January 2, 2003, but was amended and restated effective May 4, 2004. The agreement extends for additional two-year terms unless either party to the contract properly gives notice not to extend. Mr. Schoeffler is entitled to receive a minimum base salary of at least $300,000 annually under the contract. Mr. Schoeffler’s base salary is subject to increases as approved by the Company. The contract also provides, among other things, for participation in other fringe benefits and benefit plans available to the Company’s employees. Mr. Schoeffler may terminate his employment upon ninety days’ written notice to the Company. The Company may discharge Mr. Schoeffler for “reasonable cause” (as defined in the contract) at any time. If Mr. Schoeffler terminates his own employment, or if the Company terminates Mr. Schoeffler’s employment without “reasonable cause” (as defined in the contract), Mr. Schoeffler shall be entitled to receive his base compensation under the contract for an additional two years from the termination date. In addition, during such period, Mr. Schoeffler shall be entitled to continue to participate in the Company’s group insurance plans or receive comparable benefits. Alternatively, Mr. Schoeffler may elect to receive his base compensation under the contract for such two year period, payable in one lump sum payment within thirty days of the date of termination; but shall not be entitled to continue to participate in the Company’s group insurance plans or receive comparable benefits. Moreover, within the three month period after Mr. Schoeffler’s employment is terminated for any reason including Mr. Schoeffler’s termination of his employment with the Company without cause, Mr. Schoeffler will have the right to cause the Company to purchase any stock options he holds for a price equal to the fair market value (as defined in the contract) of the shares subject to such options minus their option price. In the event of Mr. Schoeffler’s disability, Mr. Schoeffler will be entitled to receive his base compensation for five additional years during the continuance of such disability. In addition, during such period, Mr. Schoeffler shall be entitled to continue to participate in the Company’s group insurance plans or receive comparable benefits. In the event of Mr. Schoeffler’s death, Mr. Schoeffler’s spouse will be entitled to receive Mr. Schoeffler’s base compensation for an additional two years. During such period, Mr. Schoeffler’s spouse will also continue to receive the benefit of the Company’s insurance plans. The contract provides for certain additional insurance coverage and other perquisites to be paid for by the Company. Such perquisites include use of a company vehicle, country club dues and fees, certain travel expenses and similar items. The contract also requires Mr. Schoeffler to protect the confidential business information of the Company. If Mr. Schoeffler is terminated for “reasonable cause” he will be subject to a two-year restrictive covenant prohibiting him from competing with Starcraft.

Richard C. Anderson. The Company has entered into a two-year employment contract with Richard C. Anderson, effective upon consummation of the Wheel to Wheel merger on January 16, 2004. The agreement extends for additional two-year terms unless either party to the contract properly gives notice not to extend. Mr. Anderson is entitled to receive a minimum base salary of at least $550,000 annually under the contract. Mr. Anderson’s base salary is subject to increases as approved by the Company. The contract also provides, among other things, for participation in other fringe benefits and benefit plans available to the Company’s employees. Mr. Anderson may terminate his employment upon ninety days’ written notice to the Company. The Company may discharge Mr. Anderson for “reasonable cause” (as defined in the contract) at any time. If Mr. Anderson terminates his own employment as a result of a change in “job responsibilities” (as defined in the contract), or if the Company terminates Mr. Anderson’s employment without “reasonable cause” (as defined in the contract), Mr. Anderson shall be entitled to receive his base compensation under the contract for an additional two years from the termination date and may exercise certain registration rights. In addition, during such period, Mr. Anderson shall be entitled to continue to participate in the Company’s group insurance plans or receive comparable benefits. Alternatively, Mr. Anderson may elect to receive his base compensation under the contract for such two year period, payable in one lump sum payment within thirty days of the date of termination; but shall not be entitled to continue to participate in the Company’s group insurance plans or receive comparable benefits. In the event of Mr. Anderson’s disability, Mr. Anderson will be entitled to receive his base compensation for five additional years during the continuance of such disability. In addition, during such period, Mr. Anderson shall be entitled to continue to participate in the Company’s group insurance plans or receive comparable benefits. In the event of Mr. Anderson’s death, Mr. Anderson’s spouse will be entitled to receive Mr. Anderson’s base compensation for an additional two years. During such period, Mr. Anderson’s spouse will also continue to receive the benefit of the Company’s insurance plans. The contract provides for certain additional insurance coverage and other perquisites to be paid for by the Company. Such perquisites include use of a company vehicle, country club dues and fees, certain travel expenses and similar items. The contract also requires Mr. Anderson to protect the confidential business information of the Company. If Mr. Anderson is terminated for “reasonable cause” he will be subject to a two-year restrictive covenant prohibiting him from competing with Starcraft.

Douglass C. Goad. The Company has entered into a two-year employment contract with Douglass C. Goad, effective upon consummation of the Wheel to Wheel merger on January 16, 2004. The agreement extends for additional two-year terms unless either party to the contract properly gives notice not to extend. Mr. Goad is entitled to receive a minimum base salary of at least $550,000 annually under the contract. Mr. Goad’s base salary is subject to increases as approved by the Company. The contract also provides, among other things, for participation in other fringe benefits and benefit plans available to the Company’s employees. Mr. Goad may terminate his employment upon ninety days’ written notice to the Company. The Company may discharge Mr. Goad for “reasonable cause” (as defined in the contract) at any time. If Mr. Goad terminates his own employment as a result of a change in “job responsibilities” (as defined in the contract), or if the Company terminates Mr. Goad’s employment without “reasonable cause” (as defined in the contract), Mr. Goad shall be entitled to receive his base compensation under the contract for an additional two years from the termination date and may exercise certain registration rights. In addition, during such period, Mr. Goad shall be entitled to continue to participate in the Company’s group insurance plans or receive comparable benefits. Alternatively, Mr. Goad may elect to receive his base compensation under the contract for such two year period, payable in one lump sum payment within thirty days of the date of termination; but shall not be entitled to continue to participate in the Company’s group insurance plans or receive comparable benefits. In the event of Mr. Goad’s disability, Mr. Goad will be entitled to receive his base compensation for five additional years during the continuance of such disability. In addition, during such period, Mr. Goad shall be entitled to continue to participate in the Company’s group insurance plans or receive comparable benefits. In the event of Mr. Goad’s death, Mr. Goad’s spouse will be entitled to receive Mr. Goad’s base compensation for an additional two years. During such period, Mr. Goad’s spouse will also continue to receive the benefit of the Company’s insurance plans. The contract provides for certain additional insurance coverage and other perquisites to be paid for by the Company. Such perquisites include use of a company vehicle, country club dues and fees, certain travel expenses and similar items. The contract also requires Mr. Goad to protect the confidential business information of the Company. If Mr. Goad is terminated for “reasonable cause” he will be subject to a two-year restrictive covenant prohibiting him from competing with Starcraft.

Joseph E. Katona III. The Company has entered into a one-year employment contract with Joseph E. Katona III. The contract was amended and restated effective November 11, 2004. The agreement extends annually to for additional one-year terms unless either party to the contract properly gives notice not to extend. Mr. Katona is entitled to receive a minimum base salary of at least $140,000 annually under the contract. Mr. Katona’s base salary is subject to increases as approved by the Company. The contract also provides, among other things, for participation in other fringe benefits and benefit plans available to the Company’s employees. Mr. Katona may terminate his employment upon thirty days’ written notice to the Company. The Company may discharge Mr. Katona for “cause” (as defined in the contract) at any time. If Mr. Katona terminates his own employment for “cause” (as defined in the contract), or if the Company terminates Mr. Katona’s employment without “cause” (as defined in the contract), Mr. Katona shall be entitled to receive his base compensation under the contract for an additional one year from the termination date. In addition, during such period, Mr. Katona shall be entitled to continue to participate in the Company’s group insurance plans or receive comparable benefits. The contract requires Mr. Katona to protect the confidential business information of the Company. Upon termination of Mr. Katona’s employment for any reason, he will be subject to a one-year restrictive covenant prohibiting him from competing with Starcraft.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2004 the Company’s Compensation Committee was composed of outside directors Collins, Stewart and Stults. Refer to Item 13 for detail regarding certain relationships between the Company and Mr. Stults.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

As of December 1, 2004, there were 8,968,691 shares of Starcraft’s common stock issued and outstanding, and the Company had no other class of equity securities outstanding. The following table provides certain information regarding the beneficial ownership of the common stock as of December 1, 2004, by each person who is known by the Company to be the beneficial owner of 5% or more of the common stock. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares reported.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Class(1)
Kelly L. Rose(2) 1123 South Indiana Avenue Goshen, Indiana 46527	1,644,243	17.7%

Husic Capital Management/ Frank J. Husic & Co./ Frank J. Husic(3) 555 California Street, Suite 2900 San Francisco, CA 94104	941,610	10.5%

Jeffrey P. Beitzel(4) 570 Executive Drive Troy, MI 48083	1,079,140	12.0%

Douglass C. Goad 570 Executive Drive Troy, MI 48083	1,149,043	12.8%

Richard C. Anderson 570 Executive Drive Troy, MI 48083	1,172,169	13.1%

(1)	Based upon 8,968,691 shares of common stock outstanding (and in the case of Mr. Rose, 300,562 exercisable stock options issued under the 1993 and 1997 Stock Incentive Plans). The number of shares deemed outstanding does not include exercisable stock options held by other employees, management and directors including options which currently are or will become exercisable within the next 60 days.
(2)	Includes 110,250 shares owned by Karen K. Rose, Mr. Rose’s spouse, 300,562 exercisable stock options issued under the 1993 and 1997 Incentive Stock Plans, and 30,683 shares held in a charitable foundation as to which Mr. Rose disclaims beneficial ownership.
(3)	This information is based on Amendment No. 1 to Schedule 13G filed August 6, 2004.
(4)	Excludes 39,078 shares held by an independent trustee for the benefit of members of Mr. Beitzel’s immediate family.

COMMON STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the directors, including the number and percent of shares of common stock beneficially owned by such persons as of December 1, 2004. No director is related to any other director, nominee for director or executive officer of the Company by blood, marriage, or adoption, and there are no arrangements or understandings between any nominee and any other person pursuant to which such nominee was selected. The table also sets forth the number of shares of common stock beneficially owned by each executive officer of the Company and by all directors and executive officers of the Company as a group.

Name	Common Stock Beneficially Owned(1)	Percent of Class
Directors—Class I:
Kelly L. Rose(2)(3)	1,644,243	17.7%
Jeffrey P. Beitzel(4)	1,079,040	12.0%
David J. Matteson(3)	19,478	*
Allen H. Neuharth(3)(5)	25,250	*

Directors—Class II:
John M. Collins(3)	34,050	*
Douglass C. Goad	1,149,043	12.8%
Michael H. Schoeffler(3)	240,475	2.6%
Michael J. Starshak	23,650	*

Directors—Class III:
G. Raymond Stults(3)	35,245	*
David L. Stewart(3)	23,650	*
Richard C. Anderson	1,172,169	13.1

Executive Officer:
Joseph E. Katona III(3)	58,500	*

All directors and executive officers as a group (12 persons)(6)	5,515,643	57.4%

*	Indicates less than 1%
(1)	Based upon information furnished by the respective directors and executive officers. Under applicable regulations, shares are deemed to be beneficially owned by a person if he directly or indirectly has or shares the power to vote or dispose of the shares, whether or not he has any economic interest with respect to the shares. Includes shares beneficially owned by members of the immediate families of the directors residing in their homes and also includes options held by the individual or group that currently are or will become exercisable within the next 60 days.
(2)	Includes 110,250 shares owned by Mr. Rose’s spouse and 30,683 shares held in a charitable foundation as to which Mr. Rose disclaims beneficial ownership.
(3)	Includes the following shares subject to currently exercisable options granted under the Starcraft Corporation 1993 Stock Incentive Plan (the “1993 Incentive Plan”) and/or the Starcraft Corporation 1997 Stock Incentive Plan (“1997 Incentive Plan” and together with the 1993 Incentive Plan, the “Incentive Plans”): 300,562 shares subject to currently exercisable options held by Mr. Rose; 168,262 shares subject to currently exercisable options held by Mr. Schoeffler; and 56,000 shares subject to currently exercisable options held by Mr. Katona. Also includes 15,250; 15,250; 23,650; 23,650; 23,650 and 10,000 shares subject to exercisable options held respectively by each of Mr. Collins, Mr. Matteson, Mr. Starshak, Mr. Neuharth, Mr. Stewart and Mr. Stults.
(4)	Excludes 39,023 shares held by an independent trustee for the benefit of members of Mr. Beitzel’s immediate family.
(5)	Shares are held in trusts for the benefit of family members.
(6)	This total includes 636,274 shares subject to stock options granted under the Incentive Plans that are exercisable or will be exercisable within the next 60 days.

CHANGES IN CONTROL

On November 23, 2004, the Company entered into an Agreement and Plan of Merger whereby Quantum will acquire all of the outstanding shares of Starcraft in a tax-free stock-for-stock exchange valued at approximately $185 million at announcement, including the assumption of debt and other consideration. Under the terms of the definitive Agreement and Plan of Merger, each Starcraft shareholder will receive 2.341 shares of Quantum common stock for every share of Starcraft common stock. For additional detail regarding this proposed merger, please refer to the discussion under the subheading “Proposed Merger” in Item 7.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Refer to the discussion under the subheading “Securities Authorized for Issuance under Equity Compensation Plans” in Item 5.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Airplane Use. The Company from time to time uses for business transportation purposes an airplane that is owned by a company in which Mr. Rose and Mr. Stults each holds a one-third interest. During 2004, payments by the Company and Tecstar for use of the plane totaled $39,869.

Office Lease. In February 2003, Starcraft entered into an office lease agreement with a company owned by a group of investors. Mr. Rose, Mr. Stults and Mr. Schoeffler are members of that group of investors. Costs associated with the lease were based on similar arms-length transactions and approximate fair market value. The lease expires in 2008 and provides for rental of $6,438 per month. It is being accounted for as an operating lease.

Indemnification related to Personal Guarantees. Mr. Beitzel, Mr. Goad and Mr. Anderson have personally guaranteed certain obligations of Wheel to Wheel to third parties. The Company has agreed to indemnify the individuals in respect of such obligations. The current balance of these obligations of Wheel to Wheel is approximately $6.0 million.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The accounting firm of Crowe Chizek and Company LLC (“Crowe Chizek”) served as the independent registered public accounting firm for the Company for the fiscal year ended October 3, 2004. Crowe Chizek has served as auditors for the Company since July 27, 1998.

Audit Fees. The aggregate fees billed for professional services rendered by Crowe Chizek for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q were $102,860 for fiscal 2003 and $112,665 for fiscal 2004.

Audit-Related Fees. The aggregate fees billed for professional services by Crowe Chizek for assurance and related services reasonably related to the audit and review services described under “Audit Fees” above were $53,260 for fiscal 2003 and $105,605 for fiscal 2004. The amount shown for 2004 consists of fees for benefit plan audits, services related to future compliance with the provisions of the Sarbanes-Oxley Act of 2002, and fees for audit services related to the merger with Wheel to Wheel. The amount shown for 2003 consists of fees for benefit plan audits, services related to future compliance with the provisions of the Sarbanes-Oxley Act of 2002, and fees for audit services related to the proposed merger with Wheel to Wheel.

Tax Fees. The aggregate fees billed for professional services by Crowe Chizek for tax compliance, tax advice and tax planning services were $166,915 for fiscal 2003 and $133,610 for fiscal 2004. Services include preparation of Federal, state, and benefit plan returns, tax planning and assistance with various business issues including the merger with Wheel to Wheel, and correspondence with taxing authorities.

All Other Fees. There were no fees billed by Crowe Chizek for products or for services other than the services described above for each of fiscal 2003 and 2004.

None of the foregoing services were required to be authorized by our audit committee after the engagement to provide such services under the exception for post engagement approval of certain de minimis permitted on-audit services described in 17 CFR 210.2-01(c)(7)(i)(C).

Our audit committee requires pre-approval by the committee of all audit and permissible non-audit services to be provided by the independent auditor. Our audit committee charter authorizes the committee to delegate authority to pre-approve audit and permissible non-audit services to a member of the committee. Any decision of a committee member under delegated authority must be presented to the full committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of the report:

Consolidated Financial Statements (as of October 3, 2004 and September 28, 2003 and for the fiscal years ended October 3, 2004 and September 28, 2003 and September 28, 2002):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Consolidated Financial Statements

(b)	The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index beginning on page E-1.

(c)	The following financial statement schedule is filed as part of this report:

(i)	Valuation and Qualifying Accounts and Reserves.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARCRAFT CORPORATION

DATE: December 16, 2004	By:	/s/ MICHAEL H. SCHOEFFLER
Michael H. Schoeffler, Co-Chief Executive Officer

	By:	/s/ JEFFREY P. BEITZEL
Jeffrey P. Beitzel, Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 16th day of December, 2004.

1)	Principal Executive Officer:

By:	/s/ MICHAEL H. SCHOEFFLER	Co-Chief Executive Officer
Michael H. Schoeffler

By:	/s/ JEFFREY P. BEITZEL	Co-Chief Executive Officer
Jeffrey P. Beitzel

2)	Principal Financial/Accounting Officer:

By:	/s/ JOSEPH E. KATONA, III	Secretary, Chief Financial Officer
Joseph E. Katona, III

3)	A Majority of the Board of Directors:

By:	/s/ KELLY L. ROSE	Director and Chairman
Kelly L. Rose

By:	/s/ RICHARD C. ANDERSON	Director
Richard C. Anderson

By:	/s/ JEFFREY P. BEITZEL	Director
Jeffrey P. Beitzel

By:	/s/ JOHN M. COLLINS	Director
John M. Collins

By:	/s/ DOUGLASS C. GOAD	Director
Douglass C. Goad

By:	/s/ DAVID J. MATTESON	Director
David J. Matteson

By:	/s/ ALLEN H. NEUHARTH	Director
Allen H. Neuharth

By:	/s/ MICHAEL H. SCHOEFFLER	Director
Michael H. Schoeffler

By:	/s/ MICHAEL J. STARSHAK	Director
Michael J. Starshak

By:		Director
David L. Stewart

By:		Director
G. Raymond Stults

Schedule II

Valuation and Qualifying Accounts and Reserves

(Dollars in Thousands)

	Balance at Beginning of Period	Charged to Operations	Deductions from/ Additions to Reserves (a)	Balance At Close Of Period
Allowance for doubtful accounts—deducted from accounts receivable, trade-in the consolidated balance sheets:

53 weeks ended October 3, 2004	$200	$(70)	$197	$327

52 weeks ended September 28, 2003	288	157	(245)	200

52 weeks ended September 29, 2002	170	184	(66)	288

(a)	Write-off of bad debts, less recoveries

	Balance at Beginning of Period	Charged to Operations	Deductions from/ Additions to Reserves	Balance At Close Of Period
Valuation Allowance of Deferred Taxes:

53 weeks ended October 3, 2004	$1,111	$—	$(1,111)	$-0-

52 weeks ended September 28, 2003	6,338	—	(5,227)	1,111

52 weeks ended September 29, 2002	7,206	—	(868)	6,338

	Balance at Beginning of Period	Charged to Operations	Deductions from/ Additions to Reserves	Balance At Close Of Period
Warranty Reserve:

53 weeks ended October 3, 2004	$698	$(322)	$(128)	$248

52 weeks ended September 28, 2003	771	(25)	(48)	698

52 weeks ended September 29, 2002	763	(8)	—	771

Schedule II

Valuation and Qualifying Accounts and Reserves

(Dollars in Thousands)

	Balance at Beginning of Period	Charged to Operations	Deductions from/ Additions to Reserves	Balance At Close Of Period
Valuation Allowance for Medical Self Insurance:

53 weeks ended October 3, 2004	$—	$680	$(268)	$412

52 weeks ended September 28, 2003	—	—	—	—

52 weeks ended September 29, 2002	—	—	—	—

EXHIBIT INDEX

Reference to Regulation S-K Exhibit Number	Document	Sequential Page Number

2.1	Agreement and Plan of Merger dated as of October 29, 2003, among Registrant, Wheel to Wheel, Inc. and the shareholders of Wheel to Wheel, Inc. Incorporated by reference to Exhibit 42 to Registrant’s Form 8-K filed November 3, 2003.	*

2.2	Agreement and Plan of Merger dated as of November 23, 2004, among Registrant, Quantum Fuel Systems Technologies Worldwide, Inc. and Quake Sub., Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed November 24, 2004.	*

3.1	Registrant’s Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended December 28, 2003.	*

3.2	Registrant’s Code of By-Laws, as amended. Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended December 28, 2003.	*

4.1	Article 6—“Terms of Shares” and Article 9—“Provisions for Certain Business Combinations” of the Registrant’s Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K for the year ending October 1, 1995.	*

4.2	Article III—“Shareholder Meetings”, Article VI—“Certificates for Shares” and Article VII—“Corporate Books and Records—Section 3” of the Registrant’s Code of By-Laws, as amended. Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ending September 29, 1996.	*

4.3(a)	Rights Agreement, dated as of August 12, 1997, between Registrant and Harris Trust and Savings Bank, as Rights Agent. Incorporated by reference to the Registrant’s 8-A filed September 9, 1997.	*

4.3(b)	Amendment No. 1 to Rights Agreement, dated as of November 23, 2004. Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-A/A filed November 24, 2004.	*

4.3	(c)	Amendment No. 2 to Rights Agreement, dated as of November 23, 2004. Incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-A/A filed November 24, 2004.	*

4.3	(d)	Form of Rights Certificate. Incorporated by reference to Exhibit A to the Rights Agreement filed as Exhibit 4.3(a) hereto.	*

4.4	(a)	Loan Agreement by and between Tecstar, LP and Comerica Bank dated February 13, 2002. Incorporated by reference to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002.	*

4.4	(b)	First Amendment to Loan Agreement and Note dated as of May 13, 2002, by and between Tecstar, LP and Comerica Bank. Incorporated by reference to Registrant’s Report on Form 10-K for the year ended September 28, 2003.	*

4.4	(c)	Amendment No. 2 to Loan Agreement and Consent dated as of the 7th day of June, 2002, by and between Tecstar, LP and Comerica Bank. Incorporated by reference to Registrant’s Report on Form 10-K for the year ended September 28, 2003.	*

4.4	(d)	Amendment to the Loan Agreement between Tecstar, LP and Comerica Bank, dated August 1, 2003. Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-Q for the fiscal quarter ended June 29, 2003.	*

4.5	(a)	Loan Agreement by and between Starcraft Corporation and Comerica Bank dated June 28, 2002. Incorporated by reference to Exhibit 4.15 to the Registrant’s Form 10-K for the year ended September 29, 2002.	*

4.5	(b)	Amendment Number 1 dated April 6, 2003, to the Loan Agreement by and between Starcraft Corporation and Comerica Bank dated June 28, 2002. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-Q for the fiscal quarter ended March 30, 2003.	*

4.5	(c)	Amendment to Loan Agreement between Starcraft Corporation and Comerica Bank, dated August 1, 2003. Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-Q for the fiscal quarter ended June 29, 2003.	*

4.6	(a)	Credit Agreement by and between the Registrant and Comerica Bank dated January 16, 2004. Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended December 28, 2003.	*

4.6	(b)	Amendment No. 1 dated January 30, 2004 to the Credit Agreement by and between the Registrant and Comerica Bank dated January 16, 2004. Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended March 28, 2004.	*

4.6	(c)	Amendment No. 2 dated March 28, 2004 to the Credit Agreement by and between the Registrant and Comerica Bank dated January 16, 2004. Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended March 28, 2004.	*

4.6	(d)	Amendment No. 3 dated March 31, 2004 to the Credit Agreement by and between the Registrant and Comerica Bank dated January 16, 2004.	[ ]

4.6	(e)	Amendment No. 4 dated March 31, 2004 to the Credit Agreement by and between the Registrant and Comerica Bank dated January 16, 2004.	[ ]

4.6	(f)	Amendment No. 5 effective September 30, 2004 to the Credit Agreement by and between the Registrant and Comerica Bank dated January 16, 2004.	[ ]

4.7		Form of Revolving Note of the Registrant to Comerica Bank dated as of January 16, 2004. Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended December 28, 2003.	*

4.8		Form of Swing-line Note of the Registrant to Comerica Bank dated as of January 16, 2004. Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarter ended December 28, 2003.	*

4.9		Loan Agreement made as of April 30, 2003, between Tecstar Manufacturing Canada Limited and Comerica Bank. Incorporated by reference to Registrant’s Report on Form 10-K for the year ended September 28, 2003.	*

4.10	Amendment to the Loan Agreement between Tecstar Manufacturing Canada, Ltd. and Comerica Bank, dated August 1, 2003. Incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-Q for the fiscal quarter ended June 29, 2003.	*

4.11	Promissory Note from Starcraft Corporation to G. Ray Stults in the principal amount of $803,900 dated as of September 26, 2002. Incorporated by reference to Exhibit 4.16 to the Registrant’s Form 10-K for the year ended September 29, 2002.	*

4.12	Promissory Note from Starcraft Corporation to Kelly L. Rose in the principal amount of $670,220 dated as of September 26, 2002. Incorporated by reference to Exhibit 4.17 to the Registrant’s Form 10-K for the year ended September 29, 2002.	*

4.13	Convertible Senior Subordinated Note Purchase Agreement among the Registrant and certain purchasers, dated July 12, 2004. Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed July 14, 2004.	*

10.1(a)	The Starcraft Automotive Corporation Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant’s Form S-1 Registration Statement filed June 3, 1993.	*

10.1(b)	The Starcraft Corporation 1997 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.4 to the Registrant’s From 10-Q for the quarter ended December 28, 2003.	*

10.2(a)	Employment Agreement with Kelly L. Rose dated December 12, 1996. Incorporated by reference to Exhibit 10.3(b) to the Registrant’s From 10-K for the fiscal year ending September 29, 1996.	*

10.2(b)	Form of First Addendum to Employment Agreement with Kelly L. Rose, December 31, 1997. Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the fiscal year ending March 29, 1998.	*

10.2(c)	Second Addendum to Employment Agreement with Kelly L. Rose, effective December 15, 1997. Incorporated by reference to Exhibit 10.3(d) of the Registrant’s Form 10-K for the fiscal year ending September 27, 1998.	*

10.2(d)	Amended and Restated Employment Agreement with Kelly L. Rose dated as of July 23, 2003. Incorporated by reference to Registrant’s Report on Form 10-K for the year ended September 28, 2003.	*

10.3(a)	Employment Agreement between Starcraft Corporation and Michael H. Schoeffler, dated January 2, 2003. Incorporated by reference to Exhibit 10.1.1 to Registrant’s Form 10-Q for the fiscal quarter ended December 29, 2002.	*

10.3(b)	Amended and Restated Employment Agreement with Michael H. Schoeffler, dated as of October 6, 2003. Incorporated by reference to Registrant’s Report on Form 10-K for the year ended September 28, 2003.	*

10.3(c)	Amended and Restated Employment Agreement with Michael H. Schoeffler, dated as of May 4, 2004. Incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q for the quarter ended June 27, 2004.	*

10.4	Employment Agreement between Starcraft Corporation and Jeffrey P. Beitzel, dated January 16, 2004. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended December 28, 2003.	*

10.5	Employment Agreement between Starcraft Corporation and Douglass C. Goad, dated January 16, 2004. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended December 28, 2003.	*

10.6	Employment Agreement between Starcraft Corporation and Richard C. Anderson, dated January 16, 2004. Incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended December 28, 2003.	*

10.7(a)	Employment Agreement between Starcraft Corporation and Joseph E. Katona, III, dated May 24, 2004. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 27, 2004.	*

10.7(b)	Amended and Restated Employment Agreement between Starcraft Corporation and Joseph E. Katona, III, dated November 11, 2004.	[ ]

10.8	Asset Purchase and Sale Agreement, dated May 7, 2001, between Starcraft Automotive Group, Inc. and Centurion Vehicles, Inc. Incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K dated May 25, 2001.	*

10.9	Asset Purchase and Sale Agreement, dated August 21, 2001, between Starcraft Automotive Group, Inc. and National Mobility Corporation and Forest River, Inc. Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated August 31, 2001.	*

10.10	First Amendment to Asset Purchase and Sale Agreement, dated August 31, 2001, between Starcraft Automotive Group, Inc. and National Mobility Corporation and Forest River, Inc. Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K dated August 31, 2001.	*

10.11	License Agreement by and between the Registrant and Starcraft RV, Inc. dated September 12, 1991. Incorporated by reference to Exhibit 10.24 of the Registrant’s Form S-1 Registration Statement filed June 3, 1993.	*

10.12	License Agreement by and between the Registrant and Starcraft Recreational Products, Ltd. dated January 18, 1991. Incorporated by reference to Exhibit 10.25 of the Registrant’s Form S-1 Registration Statement filed June 3, 1993.	*

10.13	Directors’ Share Plan, restated effective October 1, 1995. Incorporated by reference to Exhibit 10.16(a) of the Registrant’s Form 10-K for the year ending October 1, 1995.	*

10.14	Directors’ Compensation Deferral Plan effective October 1, 1995. Incorporated by reference to Exhibit 10.16(b) of the Registrant’s Form 10-K for the year ending October 1, 1995.	*

10.15	Warrant to Purchase 200,000 Shares of Common Stock of Starcraft Corporation, issued to Kelly L. Rose, dated November 23, 1998. Incorporated by reference to Exhibit 10.33 of the Registrant’s Form 10-K for the fiscal year ending September 27, 1998.	*

10.16	Warrant to Purchase 200,000 Shares of Common Stock of Starcraft Corporation, issued to G. Ray Stults, dated November 23, 1998. Incorporated by reference to Exhibit 10.34 of the Registrant’s Form 10-K for the fiscal year ending September 27, 1998.	*

10.17	Stock Options to Purchase Shares of Common Stock of Starcraft Corporation of Kelly L. Rose dated as of December 12, 2000. Incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K for the year ending October 1, 2000.	*

10.18	Stock Options to Purchase Shares of Common Stock of Starcraft Corporation of G. Raymond Stults dated as of December 12, 2000. Incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K for the year ending October 1, 2000.	*

10.19(a)	Reimbursement Agreement between Starcraft Corporation, National Mobility Corporation, Imperial Automotive Group, Inc. and Starcraft Automotive Group, Inc. and Kelly L. Rose and G. Ray Stults dated as of December 12, 2000. Incorporated by reference to Exhibit 10.18(a) to the Registrant’s Form 10-K for the year ending October 1, 2000.	*

10.19(b)	Security Agreement between Starcraft Corporation and Starcraft Automotive Group, Inc. and Kelly L. Rose and G. Ray Stults entered into as of December 12, 2000. Incorporated by reference to Exhibit 10.18(b) to the Registrant’s Form 10-K for the year ending October 1, 2000.	*

10.19(c)	Real Property Mortgage (LaGrange County, Indiana) (Elkhart County, Indiana) made and executed by Starcraft Corporation, f/k/a Rokane Investment Group, Inc. in favor of Kelly L. Rose and G. Ray Stults made as of December 12, 2000. Incorporated by reference to Exhibit 10.18(c) to the Registrant’s Form 10-K for the year ending October 1, 2000.	*

10.20	Operating Agreement of Tecstar, LLC, dated January 1, 1999. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the fiscal quarter ended March 30, 2003.	*

10.21	Agreement for Office Lease By and Between Gateway Property Development, LLC and Starcraft Corporation, dated February 15, 2003. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the fiscal quarter ended March 30, 2003.	*

14	Starcraft Corporation Code of Ethics. Incorporated by reference to Registrant’s Report on Form 10-K for the year ended September 28, 2003.	*

21	Subsidiaries of the Registrant	[ ]

23.1	Consent of Crowe, Chizek and Company LLP.	[ ]

31.1(a)	Section 13a-14(a)/15d-14(a) Certification of Jeffrey P. Beitzel	[ ]

31.1(b)	Section 13a-14(a)/15d-14(a) Certification of Michael H. Schoeffler	[ ]

31.2	Section 13a-14(a)/15d-14(a) Certification of Joseph E. Katona III	[ ]

32	Section 1350 Certifications of Jeffrey P. Beitzel, Michael H. Schoeffler and Joseph E. Katona III	[ ]

*  incorporated by reference as indicated