Form 10-Q
period 2005-01-02
STARCRAFT CORP /IN/
filed 2005-02-16
CIK 906473

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the quarter ended January 2, 2005

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

                       Yes:                      No:  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 6, 2005 - 8,968,691 shares of Common Stock, without par value.

STARCRAFT CORPORATION                                            January 2, 2005
Form 10-Q


                                    - INDEX -



PART I.  FINANCIAL INFORMATION                                              PAGE

  Item 1. Financial Statements

          Consolidated Balance Sheets - January 2, 2005 (unaudited)
          and October 3, 2004 (Audited)                                     1-2

          Consolidated Statements of Operations (Unaudited)
          for the three month periods ended January 2, 2005
          and December 28, 2003                                               3

          Consolidated Statements of Cash Flow (Unaudited)
          for the three month periods ended January 2, 2005
          and December 28, 2003                                               4

          Notes to Consolidated Financial Statements                       5-10

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       11-15

  Item 3. Quantitative and Qualitative Disclosures about Market Risks        16

  Item 4. Controls and Procedures                                            17



PART II.       OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                   18



SIGNATURES                                                                   19


CERTIFICATIONS                                                            20-28

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements


STARCRAFT CORPORATION AND SUBSIDIARIES
                                                                        (Unaudited)                   (Audited)
CONSOLIDATED BALANCE SHEETS                                            January 2, 2005              October 3, 2004
                                                                       ---------------              ---------------
                                                                                  (Dollars in Thousands)
ASSETS
Current Assets
     Cash and cash equivalents.......................                     $       686              $       1,173
     Accounts receivable trade, less allowance for doubtful
          accounts:  $277 at January 2, 2005
          and $327 at October 3, 2004................                          29,887                     21,195
     Other receivables...............................                           2,045                      2,188
     Inventories  ...................................                          14,693                     13,547
     Tooling and engineering services................                           2,890                      2,609
     Refundable income taxes.........................                           2,163                      1,696
     Deferred income taxes...........................                           1,401                      1,949
     Other current assets............................                             860                        678
                                                                          -----------              -------------
         Total current assets........................                          54,625                     45,035

Property and Equipment
     Land, buildings, and improvements...............                           5,734                      5,812
     Machinery and equipment.........................                          14,912                     14,442
                                                                          -----------              -------------
                                                                               20,646                     20,254
     Less, accumulated depreciation..................                           6,519                      5,737
                                                                          -----------              -------------
                                                                               14,127                     14,517

Goodwill.............................................                          77,443                     77,443
Intangible assets, net...............................                          12,320                     12,860
Other assets  .......................................                           1,446                      1,506
                                                                          -----------              -------------
                                                                            $ 159,961                $   151,361
                                                                          ===========              =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term debt............                     $       321             $          310
     Accounts payable, trade.........................                          19,409                     20,860
     Accrued expenses:
         Compensation and related expenses...........                             911                      1,742
         Warranty ...................................                             192                        248
         Taxes - other...............................                              67                        185
         Medical self insurance......................                             317                        412
         Interest....................................                             651                        262
         Other.......................................                             468                        569
                                                                          -----------              -------------
         Total current liabilities...................                          22,336                     24,588

Long -term, net of current maturities................                          29,700                     18,854
Deferred income taxes................................                           4,733                      4,938
Commitments and contingencies........................                              --                         --



                                   (Continued)
                 See Notes to Consolidated Financial Statements

PART I          FINANCIAL INFORMATION - Continued

       Item 1.    Financial Statements


STARCRAFT CORPORATION AND SUBSIDIARIES
                                                                        (Unaudited)                   (Audited)
CONSOLIDATED BALANCE SHEETS                                            January 2, 2005              October 3, 2004
                                                                       ---------------              ---------------
                                                                                  (Dollars in Thousands)
Shareholders' Equity
     Preferred stock, no par value:  authorized
         2,000,000 shares, none issued...............                             --                        --
       Common stock, no par value:  authorized
         20,000,000 shares, issued and outstanding
           8,968,691 shares at January 2, 2005
           and October 3, 2004                                          $    149,831               $    149,831
      Additional paid-in capital.....................                          9,665                      9,665
     Accumulated deficit.............................                        (56,652)                   (56,794)
     Accumulated other comprehensive income..........                            348                        279
                                                                        ------------               ------------
          Total shareholders' equity ................                        103,192                    102,981
                                                                        ------------               ------------
                                                                        $    159,961               $    151,361
                                                                        ============               ============


                 See Notes to Consolidated Financial Statements

PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements

STARCRAFT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                3 Months Ended
                                                     ------------------------------------------
                                                     January 2, 2005          December 28, 2003
                                                     ---------------          -----------------
                                                  (Dollars in thousands, except per share amounts)

Net sales                                              $    46,256                $    43,798

Cost of goods sold .........................                40,344                     36,152
                                                       -----------                -----------
         Gross profit ......................                 5,912                      7,646

Operating expenses
     Selling and promotion .................                   643                        629
     General and administrative.............                 3,956                      4,017
     Amortization of intangibles............                   540                         --
                                                       -----------                -----------

     Operating income.......................                   773                      3,000

Nonoperating expense
     Interest expense.......................                  (512)                       (73)
                                                       -----------                -----------
     Income before minority
         interest and income taxes  ........                   261                      2,927


Minority interest in income of subsidiary                       --                      1,407
                                                       -----------                -----------
     Income before income taxes                                261                      1,520

Income taxes                                                   119                        197
                                                       -----------                -----------
     Net income                                        $       142                $     1,323
                                                       ===========                ===========
     Comprehensive income                              $       211                $     1,456
                                                       ===========                ===========
Basic earnings per share                               $      0.02                $      0.26
                                                       ===========                ===========
Dilutive earnings per share                            $      0.02                $      0.24
                                                       ===========                ===========



                 See Notes to Consolidated Financial Statements

PART I          FINANCIAL INFORMATION

       Item 1.    Financial Statements


STARCRAFT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED

                                                                3 Months Ended
                                                     ------------------------------------------
                                                     January 2, 2005          December 28, 2003
                                                     ---------------          -----------------
                                                  (Dollars in thousands, except per share amounts)
Operating Activities
     Net income    .........................           $       142                $     1,323
     Adjustments to reconcile net income
          to net cash from operating activities:
         Depreciation ......................                   876                        441
         Amortization.......................                   540                         --
         Gain on sale of equipment..........                  (119)                        --
         Minority interest..................                    --                     (1,407)
         Change in deferred income taxes....                   343                         --

     Change in operating assets and liabilities:
         Receivables  ......................                (8,877)                     2,568
         Inventories  ......................                (1,055)                    (4,253)
         Other current assets  .............                  (461)                        59
         Accounts payable ..................                (1,632)                     2,321
         Accrued expenses...................                  (774)                    (5,005)
         Other    ..........................                  (185)                       160
                                                       -----------                -----------
         Net cash from operating activities.               (11,202)                    (3,793)
                                                       -----------                -----------
Investing Activities
     Purchase of property and equipment                       (524)                    (1,675)
     Proceeds from sale of equipment     ...                   308                         --
     Acquisitions ............................                  --                     (1,200)
     Other assets  .........................                    82                       (593)
                                                       -----------                -----------
         Net cash from investing activities                   (134)                    (3,468)
                                                       -----------                -----------

 Financing Activities
     Net proceeds on revolving credit
         agreements.........................                10,892                      7,514
     Payments on long-term debt.............                   (63)                        --
     Distributions to minority shareholder..                    --                       (186)
     Proceeds from exercise of stock options                    --                        242
                                                       -----------                -----------
         Net cash from financing activities                 10,829                      7,570

     Effect of exchange rate changes on cash                    20                         --

Increase (decrease) in Cash and Cash
     Equivalents ...........................                  (487)                       309
     Cash and cash equivalents at
        beginning of period.................                 1,173                        836
                                                       -----------                -----------
     Cash and cash equivalents at
        end of period.......................           $       686                $     1,145
                                                       ===========                ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARCRAFT CORPORATION AND SUBSIDIARIES

January 2, 2005


Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Starcraft Corporation and subsidiaries (collectively referred to as the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. Reference is made to the Company's audited consolidated financial statements set forth in its Annual Report on Form 10-K for its fiscal year ended October 3, 2004.

     In the opinion of the management of the Company, the unaudited consolidated financial statements contain all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the financial statements of the interim periods reported. The results of operations for the three month period ended January 2, 2005 are not necessarily indicative of the results which may be expected for the year ending October 2, 2005.

     The Company has adopted a 52 or 53 week fiscal year ending the last Sunday nearest to September 30. The results of operations for the quarter ended January 2, 2005 and December 28, 2003 are for 13 weeks.

     Certain amounts in the December 28, 2003 consolidated financial statements have been reclassified to conform with the current presentation. These reclassifications had no effect on total assets, total shareholders' equity or net income as previously reported.

Note 2. Acquisition

     On January 16, 2004, the Company through Wheel to Wheel Acquisition Company, LLC an Indiana limited liability company and a wholly owned subsidiary of the Company (the "Acquisition Subsidiary"), acquired all the issued and outstanding shares of common stock of Wheel to Wheel, Inc., a Michigan corporation ("Wheel to Wheel") in a merger transaction. Wheel to Wheel had a 50% ownership in each of Tecstar, LLC and Tecstar Manufacturing Canada Limited (collectively "Tecstar"). Prior to January 16, 2004, the Company owned 50% of Tecstar and consolidated the accounts due to management representation on the Tecstar Board of Directors and control of its affairs. The Company accounted for the Wheel to Wheel 50% ownership as minority interest. With the acquisition of Wheel to Wheel, Tecstar became a wholly-owned subsidiary of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STARCRAFT CORPORATION AND SUBSIDIARIES

January 2, 2005


Note 2. Acquisition - (Continued)

     The following table illustrates the effect on revenues, net income and earnings per share if Wheel to Wheel had been acquired at the beginning of the year ended October 3, 2004. The proforma results of the Tarxien Automotive and Classic Design Concepts, Inc. acquisitions were insignificant.

                                                              Unaudited
                                                          December 28, 2003
                                                          -----------------
                  Net sales                                   $    44,908
                  Net income                                        1,026

                  Basic earnings per share                    $       .20
                  Diluted earnings per share                          .18



Note 3. Inventories

     Inventories consist of the following (dollars in thousands):

                                                               (Unaudited)                  (Audited)
                                                              January 2, 2005            October 3, 2004
                                                              ---------------            ---------------
                  Raw materials                                 $   14,276                 $   12,917
                  Finished goods                                       489                        700
                                                                ----------                 ----------
                                                                    14,765                     13,617
                  Allowance for slow-moving
                      and obsolete inventories                          72                         70
                                                                ----------                 ----------
                         Total                                  $   14,693                 $   13,547
                                                                ==========                 ==========


Note 4. Goodwill

     Goodwill represents the excess of the Wheel to Wheel purchase price over the fair value of the assets acquired. Under SFAS No. 142 goodwill is not amortized and is assessed annually for impairment. The Company's accounting policy is to test goodwill for impairment annually as of the end of the Company's second fiscal quarter.

STARCRAFT CORPORATION AND SUBSIDIARIES

January 2, 2005


Note 5. Intangible Assets

          Intangible assets subject to amortization consist of a customer relationship and business contracts acquired through the acquisition of Wheel to Wheel. The customer relationship (cost of $10,000 and accumulated amortization of $480) is being amortized using the straight-line method over 20 years. The contracts (cost of $4,300 and accumulated amortization of $1,500) are being amortized over the life of the respective contract, ranging from two to four years. Amortization expense was $540 thousand for the quarter ended January 2, 2005.

Note 6. Long-Term Debt

Long-term debt consists of the following:

                                                                          Unaudited                   Audited
                                                                      January 2, 2005              October 3, 2004
                                                                      ---------------              ---------------
Domestic bank revolving lines of credit                                 $   11,770                    $      --

Canadian revolving line of credit                                              125                          975

Mortgage note payable to bank,  due in monthly  installments  of $15
including   interest  at  .5%  above  the  bank's   prime  rate  due
September 2006, collateralized by related building.                          1,290                        1,309

Promissory  note payable to a former  shareholder  of Wheel to Wheel related  to the  stock  redemption  agreement,  payable  in  monthly installments  of $22  including  interest  at 5%,  due May 1,  2013,
unsecured.                                                                   1,793                        1,821

Various   capital   lease   obligations   due   in   total   monthly
installments  of $7  including  interest  ranging  from  12% to 19%,
with maturities through June 2006.                                              43                           59

Senior subordinated convertible notes                                       15,000                       15,000
                                                                        ----------                    ---------
                                                                            30,021                       19,164
    Less, current maturities                                                   321                          310
                                                                        ----------                    ---------
    Long-term debt                                                      $   29,700                    $  18,854
                                                                        ==========                    =========

STARCRAFT CORPORATION AND SUBSIDIARIES

January 2, 2005


Note 7. Earnings Per Share

          The computation of basic and diluted earnings per share follows (in thousands, except share and per share amounts):

                                                                  Three Months Ended
                                                         ----------------------------------------
                                                           (Unaudited)            (Unaudited)
                                                         January 2, 2005        December 28, 2003
                                                         ---------------        -----------------
Basic earnings per share
    Net income available
     to common stockholders                                  $    142               $   1,323
                                                             ========               =========
     Weighted average common
     shares outstanding                                         8,969                   5,103
                                                             ========               =========

Basic earnings per share                                     $   0.02               $    0.26
                                                             ========               =========
Diluted earnings per share

     Net income available
     to common stockholders                                  $    142               $   1,323
                                                             ========               =========
     Weighted average common
     shares outstanding                                         8,969                   5,103

     Add: Potential dilutive effects of
              incentive stock options                             330                     563
                                                             --------               ---------
     Weighted average potential
     diluted common shares outstanding                          9,299                   5,666
                                                             ========               =========
Diluted earnings per share                                   $   0.02               $    0.24
                                                             ========               =========


Prior year information restated for effect of the 5% stock dividend distributed in March 2004. The effects of the convertible debt on earnings per share were not presented as they were antidilutive.

STARCRAFT CORPORATION AND SUBSIDIARIES

January 2, 2005


Note 8. Stock-Based Compensation

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

          The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123.

                                                                 Three Months Ended
                                                    ------------------------------------------------
                                                    January 2, 2005                December 28, 2003

                                                    (Dollars in thousands, except per share amounts)


     Net income - as reported                          $    142                           1,323

     Deduct:  total stock-based employee
     compensation expense determined under
     fair value based methods for all awards              1,842                             986
                                                       --------                        --------
     Net (loss) income - pro forma                     $ (1,700)                       $    337
                                                       ========                        ========
     Earnings per share - as reported
         Basic earnings per share                      $   0.02                        $   0.26
                                                       ========                        ========
         Diluted earnings per share                    $   0.02                        $   0.24
                                                       ========                        ========

     Earnings per share - pro forma
         Basic earnings per share                      $   (.19)                       $   0.07
                                                       ========                        ========
         Diluted earnings per share                    $      *                        $   0.06
                                                       ========                        ========


               *Not presented herein since effect is antidilutive

STARCRAFT CORPORATION AND SUBSIDIARIES

January 2, 2005


Note 9. Warranty Expense

     The Company provides products to Original Equipment Manufacturers ("OEM") under warranty terms similar to terms offered by the OEM to its customers, which are generally 3 years or 36,000 miles. The Company accrues an estimated liability for potential warranties at the time products are sold, based on past experience.

Note 10. Merger

     On November 23, 2004, the Company entered into an Agreement and Plan of Merger whereby Quantum Fuel Systems Technologies Worldwide, Inc. ("Quantum") will acquire all of the issued and outstanding shares of common stock of Starcraft Corporation in a tax-free stock-for-stock exchange valued at approximately $185 million at announcement date, including the assumption of debt and other consideration. Under the terms of the definitive Agreement and Plan of Merger, each Starcraft shareholder will receive 2.341 shares of Quantum common stock for every share of Starcraft common stock.

     The merger agreement was unanimously approved by the Company's Board of Directors and recommended to the shareholders for approval. Four of Starcraft's largest shareholders, who collectively represent 51.3% of Starcraft's issued and outstanding shares of common stock have entered into a voting agreement with Quantum pursuant to which they have agreed to vote their Starcraft shares in favor of the merger. General Motors, Quantum's largest stockholder, owning 14.2% of the issued and outstanding common shares of Quantum and 11.4% of the voting power of Quantum's common stock, has entered into a voting agreement with Starcraft agreeing to vote in favor of the transaction.

     The transaction will be submitted to the shareholders of both companies on February 28, 2005 at separate special meetings of shareholders of each company for approval. The transaction is also subject to customary closing conditions, and is expected to close in the first quarter of calendar year 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STARCRAFT CORPORATION

--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS
              Comparison of the three months ended January 2, 2005
                        (First Quarter Fiscal Year 2005)
                   to the three months ended December 28, 2003
                        (First Quarter Fiscal Year 2004)

Net sales for the quarter ended January 2, 2005 increased $2.5 million to $46.3 million from $43.8 million for the quarter ended December 28, 2003. The Shreveport facility contributed $4.5 million of sales during the first quarter, which exceeded prior year first quarter sales by $4.2 million, as this facility was in a start-up mode in the prior year. H2 and wheel distribution sales were $7.8 million and exceeded prior year first quarter sales by $2.4 million due solely to increases in the wheel distribution program. Sales associated with Wheel to Wheel, which was acquired during the second quarter of fiscal 2004 were $2.1 million and were all incremental compared to prior year. Our paint facility in Canada contributed sales of $2.3 million, which exceeded prior year first quarter sales of $1.3 million. Partially offsetting these favorable variances, was a decline in sales from our New Jersey facility of $3.8 million, as this facility was recently shutdown due to the planned expiration of a second stage program. Sales volume in our Texas facility was $27.2 million during the first quarter of 2005, which was down slightly compared to prior year first quarter sales of $28.1 million. Sales at the Canadian facility were $1.9 million compared to sales during the first quarter of the prior year of $4.3 million. This facility continues to be affected by lower vehicle sales at the OEM level.

Gross profit was $5.9 million or 12.8% of sales for the first quarter of fiscal 2005 compared to $7.6 million or 17.5% of sales for the 2004 first quarter. Gross margin dollars and gross margin as a percent of sales declined in the 2005 quarter due to product mix shift from higher margin second stage manufacturing business to distribution and support company business that carry lower margins. Second stage gross margin as percent of sales increased to 19.6% in the 2005 quarter compared to 19.1% in 2004. Because second stage revenue declined from $36.6 million to $29.1 million, gross margin attributable to the second stage business declined $1.3 million in the 2005 quarter compared to 2004. Gross margin on H2 and wheel distribution sales increased 26% due to higher sales in the 2005 quarter. Revenue from businesses acquired in 2004 and support company businesses was $4.9 million in the 2005 first fiscal quarter, but generated negative gross margin of ($.9 million).

Selling and promotion expenses were $.6 million during the first quarter of 2005, which approximated prior year levels. General and administrative expenses also approximated prior year levels at $4.0 million. Expenses associated with the proposed merger were $.4 million in the current quarter. Currency transaction gains from our Canadian operations amounted to $.3 million during the first quarter of fiscal 2005, which was $.2 million higher than prior year.

Interest expense was $.5 million during the first quarter of 2005 compared to $.1 million during the first quarter of fiscal 2004. The increase was due to higher revolving debt levels, long-term debt assumed in the merger with Wheel to Wheel, and higher interest rates associated with the unsecured convertible debt when compared to revolving credit interest rates.

Income tax expense was minimal and relative to low profit levels during the quarter. The effective tax rate of 46% is due to a lower impact of Canadian losses on the effective rate when compared to the effective rate on domestic profits.

Net income prior to merger related expenses and amortization of intangible assets was $1.1 million.

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

The Company provided updates on the status of our OEM programs in the Company's annual report on Form 10-K for the year ended October 3, 2004. There has been no material change in the status of these programs.

LIQUIDITY AND CAPITAL RESOURCES

Funds available from operations and under the Company's revolving credit agreements were adequate to finance operations and provide for capital expenditures during the three months ended January 2, 2005. Long-term debt was $29.7 million at January 2, 2005 compared to $18.9 million at October 3, 2004. Long-term debt at October 3, 2004 was lower than normal due to a receipt of payment from our customer on October 1, 2004. Payments are collected the first week of the accounting period, but due to timing of year end, we received an additional payment in the fourth quarter of fiscal 2004 that typically would have been received during the first quarter of fiscal 2005.

Operations utilized $11.2 million of cash during the first quarter of fiscal 2005, compared to $3.8 million in the fiscal 2004 period. Trade receivables at January 2, 2005 were $8.8 million higher than October 3, 2004 due to the customer payment timing issue discussed above. Inventory at January 2, 2005 was $1.1 million higher than October 3, 2004 due to engineering contracts in process and increased volume at our paint facility. Other receivables and tooling/engineering development were essentially unchanged at $4.9 million at January 2, 2005 and $4.8 million at October 3, 2004. Trade payables were $19.4 million at January 2, 2005 compared to $20.9 million at October 3, 2004. Accrued expenses were $2.6 million at January 2, 2005, down from October 3, 2004 levels of $3.4 million. This decrease is due mostly to incentive compensation paid in December and a one week reduction in accrued payroll due to timing of month ends.

The Company believes that future cash flows from operations and funds available under its revolving credit agreement will be sufficient to satisfy its anticipated operating needs and capital and liquidity requirements for 2005. The Company also believes that its objectives for growth over the next few years can be accomplished with capital investment levels consistent with prior years, and that its internal resources and existing or refinanced credit facilities will provide sufficient liquidity for such purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

STARCRAFT CORPORATION

--------------------------------------------------------------------------------

INCOME TAXES

The Company recorded minimal tax expense during the first quarter of fiscal 2005 due to low profit levels.

MANUFACTURING AND OPERATING TRENDS

The Supply Program in the New Jersey facility has ended and the plant was closed in December 2004.

The Canadian facility operated at a loss during the first quarter due to a continued slowdown in sales of this vehicle. A previously announced 2 wheel drive derivative should improve volume during the second quarter and return the facility to profitability.

The  Canadian  paint  facility   operated  a  loss  during  the  first  quarter.
Improvement in efficiencies, quality and volume is expected during the second quarter and should improve results.

A previously announced joint venture (AMSTAR) was recently launched in Fort Wayne, Indiana. Losses, although not significant, will be incurred in the second quarter due to start-up expenses.

Wheel to Wheel generated losses during fiscal year 2004 due to softness in the engineering and tooling development side of the business. It is expected that this trend will continue through the second quarter of fiscal 2005.

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

Identifiable Intangible Asset and Goodwill: The identifiable intangible assets generated by the Wheel to Wheel merger will be amortized to expense over the expected lives of the assets ranging from two to twenty years. Goodwill will not be amortized to expense, but rather will be evaluated annually at the end of the Company's second fiscal quarter for any impairment in the carrying value, and adjusted accordingly through the income statement.

Forward Looking Statements

The foregoing discussion contains forward-looking statements regarding economic conditions and trends, adequacy of capital resources, seasonality and supply of, and demand for, the Company's products, and the prospects of Management's operating strategies, revenues and profits, all of which are subject to a number of important factors which may cause the Company's projections to be materially inaccurate. Some of such factors are described in the Company's Form 10-K for the year ended October 3, 2004, under the subsection entitled "Discussion of Forward-Looking Information" which is incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


LONG-TERM CONTRACTUAL OBLIGATIONS:

Long-term contractual obligations as of January 2, 2005 are as follows:


                                                                        Payments due by period (in thousands)
                                                       ---------------------------------------------------------------------
                                                        Total         Less than       1-3         3-5            More than
                                                                       1 Year        Years       Years            5 Years

Long-Term Debt Obligations                              $30,021         $   321     $13,456     $15,418           $

Operating Lease Obligations                             $15,892         $ 3,069     $ 5,017     $ 3,781           $ 4,025

Employment Agreement Obligations                        $ 7,090         $ 2,940     $ 3,250     $   900           $   --
                                                        -------         -------     -------     -------           -------
Total                                                   $53,003         $ 6,330     $21,723     $20,099           $ 4,851
                                                        =======         =======     =======     =======           =======


ITEM 3. QUANTATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISKS

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


There have been no material changes from the information provided in the Company's annual report on Form 10-K for the year ended October 3, 2004.

ITEM 4. CONTROLS AND PROCEDURES

STARCRAFT CORPORATION

--------------------------------------------------------------------------------


Starcraft carried out an evaluation, under the supervision and with the participation of Starcraft's management, including Starcraft's Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of Starcraft's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that, at January 2, 2005, Starcraft's disclosure controls and procedures are effective in accumulating and communicating to management (including such officers) the information relating to Starcraft (including its consolidated subsidiaries) required to be included in Starcraft's periodic SEC filings.

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

     Item 6.             Exhibits

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




                                      STARCRAFT CORPORATION
                                           (Registrant)



February 15, 2005                     By: /s/  Joseph E. Katona, III
                                         ----------------------------------
                                         Joseph E. Katona, III
                                         Chief Financial Officer
                                         (Signing on behalf of the registrant
                                         as Principal Financial Officer)